Form 10-Q
period 2010-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2010-05-13
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number
Medisafe 1 Technologies Corp
(Exact name of registrant as specified in its charter)

(State of incorporation)	(I.R.S. Employer Identification No.)
Deleware	46-0523031

c/o Jacob Elhada
5A Hataltan Street
Jerusalem , Israel 96926
Phone Number 972-77-3318877
Fax number 972-77-3318879

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of  May 13, 2010, 3,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
March 31, 2010

Financial Statements-

Balance Sheet as of March 31, 2010 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2010, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ (Deficit) for the Period from Inception
Through March 31, 2010	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2010,
and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

ASSETS
	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

Current Assets:
Cash and cash equivalents	$550	$600
Deferred offering costs	20,000	20,000

Total current assets	20,550	20,600

Total Assets	$20,550	$20,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable	$2,964	$2,964
Accrued liabilities	20,500	17,250

Total current liabilities	23,464	20,214

Loans from related parties - directors and stockholders	20,850	20,100
Loans from related parties - directors and stockholders - Patent	101,800	101,800

Total liabilities	146,114	142,114

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares
authorized; 6,000,000 shares issued and outstanding	600	600
(Deficit) accumulated during the development stage	(126,164)	(122,114)

Total stockholders' (deficit)	(125,564)	(121,514)

Total Liabilities and Stockholders' (Deficit)	$20,550	$20,600

The accompanying notes to financial statements
are an integral part of this balance sheet.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AS OF MARCH 31, 2010,
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH  MARCH 31, 2010
(Unaudited)

	Three Months Ended	Cumulative
	March 31,	From
	2010	Inception

Revenues	$-	$-

Expenses:
Research and development	-	101,800
Professional fees	4,000	13,000
Consulting	-	6,100
Filing Fees	-	2,964
Legal - incorporation	-	2,250
Other	50	50

Total general and administrative expenses	4,050	126,164

(Loss) from Operations	(4,050)	(126,164)

Other Income (Expense)	-	-

Provision for income taxes	-	-

Net (Loss)	$(4,050)	$(126,164)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	6,000,000

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH MARCH 31, 2010
(Unaudited)

			(Deficit)
			Accumulated
			During the
	Common stock		Development
Description	Shares	Amount	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-

Common stock issued for cash	6,000,000	600	-	600

Net (loss) for the period	-	-	(122,114)	(122,114)

Balance - December 31, 2009	6,000,000	$600	$(122,114)	$(121,514)

Net (loss) for the period	-	-	(4,050)	(4,050)

Balance - March 31, 2010	6,000,000	600	(126,164)	(125,564)

The accompanying notes to financial statements are
an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010,
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH MARCH 31, 2010
(Unaudited)

	Three Months Ended	Cumulative
	March 31,	From
	2010	Inception
Operating Activities:
Net (loss)	$(4,050)	$(126,164)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net liabilities-
Deferred offering costs	-	(20,000)
Accounts Payable	-	2,964
Accrued liabilities	3,250	20,500

Net Cash Used in Operating Activities	(800)	(122,700)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from shareholder loans	750	122,650
Proceeds from stock issued	-	600

Net Cash Provided by Financing Activities	750	123,250

Net (Decrease) Increase in Cash	(50)	550

Cash - Beginning of Period	600	-

Cash - End of Period	$550	$550

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Medisafe 1 Technologies Corp. (“Medisafe 1 Technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated under the laws of the State of Delaware on July 7, 2009. The business plan of the Company is to develop a commercial application of the design in a patent titled “Protector for administering medicine” which is a device that prevents errors in administering medications. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Medisafe 1 Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2010, and the results of its operations and its cash flows for the periods ended March 31, 2010, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Revenue Recognition

The Company is in the development stage and has yet to realize revenues from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended March 31, 2010.

Income Taxes

The Company accounts for income taxes pursuant to FASB Accounting Standards Codification ("ASC") 740. Deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2010, the carrying value of accounts payable and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Patent and Intellectual Property

The Company expenses the costs associated with obtaining a patent or other intellectual property purchased for research and development and has no alternative future use.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2010, and expenses for the period ended March 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), codified in FASB ASC 820-10-65, which provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140" ("SFAS 166"), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company's involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company's financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements. The adoption of FASB ASC 105 did not impact the Company's financial position or results of operations.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

(2)  Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. The business plan of the Company is to develop a commercial application of the design in a patent titled “Protector for administering medicine” which is a device that prevents errors in administering medications. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008.

The Company has also commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement with two of the Company's directors, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on August 12, 2009. As of March 31, 2010, the historical cost of obtaining the patent, ($100,000) and legal fees ($1,800) for acquiring the patent were expensed as research and development costs.

(4)  Loans from Related Parties - Directors and Stockholders

As of March 31,2010, loans from directors, who are also stockholders of the Company, amounted to $122,650. Of this total $101,800 was used for payments to acquire a patent and $20,850 represented working capital advances.

The loans are unsecured, non-interest bearing, and due 24 months from the date of each loan.

(5)  Common Stock

On July 12, 2009, the Company issued 6,000,000 shares of its common stock to three individuals who are directors and officers for proceeds of $600.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. As of March 31, 2010, the Company had incurred $20,000 of deferred offering costs related to this capital formation activity. The Registration Statement was declared effective March 11, 2010.

 (6)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2010, was as follows (assuming a 23% effective tax rate):

2010
Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$932
Change in valuation allowance	(932)

Total deferred tax provision	$-

The Company had deferred income tax assets as of March 31, 2010 and December 31, 2009, as follows:

	2010	2009
Loss carryforwards	$29,018	$28,086
Less - Valuation allowance	(29,018)	(28,086)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2010, the Company had approximately $126,164 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

 (7)  Related Party Transactions

As described in Note 4, as March 31, 2010, the Company owed $122,650 to Directors, officers, and principal stockholders of the Company.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement to purchase the patent from one of the Company's directors and a brother of the other director, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” in consideration of $100,000.

(8)  Commitments

As described in Notes 5, as of March 31, 2010, the Company had commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC. In connection with this capital formation activity, the Company is committed to pay legal fees amounting to $10,000.

On August 27, 2009, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”) for transfer agent services. Under the Agreement, the Company is obligated to pay annual fees of $1,800 in addition to standard service fees for transfer agent services received. The agreement can be terminated by either party at any time.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Medisafe 1 Technologies Corp “we,” “our” or “us” refer to Medisafe 1 Technologies Corp  .

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form S-1, filed with the Securities and Exchange Commission . While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Corporate Background

We were incorporated in Delaware on July 7, 2009 and are a development stage company. On July 15, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement ") with Yisrael Elhadad and Yisrael Gottlieb , in relation to a patented technology (Patent Number: 7,347,841) for a medical assembly and a protector, or locking mechanism, that is intended to ensure that the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. The Medisafe technology has the potential to be adopted as a standard in all major markets, making a decisive contribution towards the elimination of errors from injectable medication. It was transferred to Medisafe 1 Technologies Ltd. in exchange for a commitment to pay Yisrael Elhadad and Yisrael Gottlieb , US $100,000 (One hundred thousand United States Dollars), according to the condition specified in the Patent Transfer and Sale Agreement related to the Patent Number: 7,347,841.

The Medisafe 1 Technologies Corporation invention, based on a patented technology, is a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe 1 cannot entirely remove the risk of human error. It is expected that the system can be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine.

The Company is currently in discussions with third parties to manufacture a fully operational working valid prototype.and will then work to develop and manufacture the Product or license the manufacturing and related marketing and selling rights to a third party

Our Business

We were incorporated in Delaware on July 7, 2009 and we are a development stage company. We intend to engage in the manufacture and distribution of a medical assembly and a protector, or locking mechanism, that is intended to ensure that the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient using a patented technology. We have not generated any revenues to date and our operations have been limited to organizational, start-up, and capital formation activities. We currently have no employees other than our officers, who are also our Directors and work only part time.

 A Patent Transfer and Sale Agreement was signed between Yisrael Elhadad , Yisrael Gottlieb and Medisafe 1 Technologies Corp. on July 15, 2009, granting Medisafe 1 Technologies Corp. exclusive rights, title and interest in and to the Patent Application (Patent Number: 7,347, 841) and all Intellectual Property rights, free and clear of any lien, charge, claim, preemptive rights, etc. for a medical assembly and a protector, or locking mechanism, that is intended to ensure that the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient

 The principle features of the design will include a protector which fits over a proportion of the medicine assembly, a bar code and locking element, an electrically operated device to control the locking element, and a connection to a bar code reader. Finally, the protector will include an enclosure that surrounds a container of medicine, whether it be intended for oral intake, transdermal delivery or any other kind of medicinal administration.

 The invention, based on a patented technology, will represent a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It will accomplish this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. The system is expected to be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe 1 cannot entirely remove the risk of human error.

The bar code may be printed on any suitable portion of the protector. The term "bar code" refers not just to a straightforward bar code, but to any optically or machine readable code or character, such as a magnetic strip or computer-recognizable code.

 The locking element will be electrically operated and opened by means of a bar code reader which reads the bar code and generates an appropriate electrical signal. The electrically operated element may be a solenoid, or alternatively it may be mechanically-operated, hydraulically-operated or pneumatically or any combination thereof. The protector may include more than one section, each selectively lockable to one another by means of a locking element.

 Importantly, the bar code may be specific to a certain patient and certain medicine. The medical practitioner should be able to use the bar code reader to read the bar code prior to using the medicine assembly. The locking element will only open if the bar code read by the bar code reader is associated with the correct patient and medicine.

Employees

Other than our current Directors and officers,  we have no other full time or part-time employees however the  Company has 2 outside consultants ..

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

General Working Capital

The Company is currently raising $100,000 pursuant to the effective S1 registration statement filed with the SEC

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through the current offering and  lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of March 31 2010 reflects cash in the amount of $550. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the three months ended March 31 2010 amounted to $4,050.

 We expect to incur a minimum of $100,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

Our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officers.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A.            Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the three months ended March 31 2010.

Item 5. Other Information.

None

Item 6. Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2010	Medisafe 1 Technologies Corp

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 13, 2010	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: President and Director (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb Title: Secretary and Director (Principal Internal Accounting Officer)