Form 10-Q/A
period 2010-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2010-07-26
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

As of  May 13, 2010, 6,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

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

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$550	$600
Deferred offering costs	20,000	20,000

Total current assets	20,550	20,600

Total Assets	$20,550	$20,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable	$2,964	$2,964
Accrued liabilities	20,500	17,250

Total current liabilities	23,464	20,214

Loans from related parties - directors and stockholders	20,850	20,100
Loans from related parties - directors and stockholders - Patent	101,800	101,800

Total liabilities	146,114	142,114

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 6,000,000 shares issued and outstanding	600	600
(Deficit) accumulated during the development stage	(126,164)	(122,114)

Total stockholders' (deficit)	(125,564)	(121,514)

Total Liabilities and Stockholders' (Deficit)	$20,550	$20,600

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

Date: July 26 , 2010	Medisafe 1 Technologies Corp

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: President and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 26 , 2010	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: President and Director (Principal Executive Officer)

Date: July 26, 2010	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb Title: Secretary and Director (Principal Internal Accounting Officer)