Form 10-Q
period 2010-06-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2010-07-27
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30  2010

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

As of  July 27, 2010 , 10,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2010

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCESHEETS

	As of	As of
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$100,295	$600
Deferred offering costs	-	20,000

Total current assets	100,295	20,600

Total Assets	$100,295	$20,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable	$2,964	$2,964
Accrued liabilities	29,589	17,250

Total current liabilities	32,553	20,214

Loans from related parties - directors and stockholders	24,130	20,100
Loans from related parties - directors and stockholders - Patent	101,800	101,800

Total liabilities	158,483	142,114

Commitments and Contingencies

Stockholders' (Deficit):

Common stock, par value $.0001 per share, 200,000,000 shares authorized; 10,000,000 and 6,000,000 shares issued and outstanding, respectively	1,000	600
Additional paid-in capital	79,600	-
(Deficit) accumulated during the development stage	(138,788)	(122,114)

Total stockholders' (deficit)	(58,188)	(121,514)

Total Liabilities and Stockholders' (Deficit)	$100,295	$20,600

The accompanying notes to financial statements
are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2010
(Unaudited)

	Three Months Ended	Six Months Ended	Cumulative
	June 30	June 30	From
	2010	2010	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	-	-	101,800
Professional fees	5,400	9,400	18,400
Consulting	280	280	6,380
Filing Fees	6,689	6,689	9,653
Legal - incorporation	-	-	2,250
Other	80	130	130

Total general and administrative expenses	12,449	16,499	138,613

(Loss) from Operations	(12,449)	(16,499)	(138,613)

Other Income (Expense)	(175)	(175)	(175)

Provision for income taxes	-	-	-

Net (Loss)	$(12,624)	$(16,674)	$(138,788)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	7,318,681	6,662,983

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-

Common stock issued for cash	6,000,000	600	-	-	600

Net (loss) for the period	-	-	-	(122,114)	(122,114)

Balance - December 31, 2009	6,000,000	$600	$-	$(122,114)	$(121,514)

Common stock issued for cash	4,000,000	400	79,600	-	80,000

Net (loss) for the period	-	-	-	(16,674)	(16,674)

Balance - June 30, 2010	10,000,000	1,000	$79,600	(138,788)	(58,188)

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010,
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2010
(Unaudited)

	Six Months Ended	Cumulative
	June 30,	From
	2010	Inception
Operating Activities:
Net (loss)	$(16,674)	$(138,788)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-
Accounts Payable	-	2,964
Accrued liabilities	12,339	29,589

Net Cash Provided by (Used in) Operating Activities	15,665	(106,235)

Investing Activities:	-	-

Net Cash Used in Investing Activities	-	-

Financing Activities:
Proceeds from shareholder loans	4,030	125,930
Proceeds from stock issued	80,000	80,600

Net Cash Provided by Financing Activities	84,030	206,530

Net (Decrease) Increase in Cash	99,695	100,295

Cash - Beginning of Period	600	-

Cash - End of Period	$100,295	$100,295

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2010, and the results of its operations and its cash flows for the periods ended June 30, 2010 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended June 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2010, and expenses for the period ended June 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has also commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 4,000,000 shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement with two of the Company's directors, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on August 12, 2009. As of June 30, 2010, the historical cost of obtaining the patent, ($100,000) and legal fees ($1,800) for acquiring the patent were expensed as research and development costs.

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2010, loans from directors, who are also stockholders of the Company, amounted to $125,930. Of this total $101,800 was used for payments to acquire a patent and $24,130 represented working capital advances.

The loans are unsecured, non-interest bearing, and due 24 months from the date of each loan.

(5)  Common Stock

On July 12, 2009, the Company issued 6,000,000 shares of its common stock to three individuals who are directors and officers for proceeds of $600.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 4,000,000 shares of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

 (6)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2010, was as follows (assuming a 23% effective tax rate):

2010

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$3,835
Change in valuation allowance	(3,835)

Total deferred tax provision	$-

The Company had deferred income tax assets as of June 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$31,921	$28,086
Less - Valuation allowance	(31,921)	(28,086)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, the Company had approximately $138,613 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

 (7)  Related Party Transactions

As described in Note 4, as June 30, 2010, the Company owed $125,930 to Directors, officers, and principal stockholders of the Company.

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

The Company is currently in final negotiations  with a third  party to manufacture a fully operational working valid prototype.and will then work to develop and manufacture the Product and / or license the manufacturing and related marketing and selling rights to a third party

Our Business

We were incorporated in Delaware on July 7, 2009 and we are a development stage company. We intend to engage in the manufacture and distribution of a medical assembly and a protector, or locking mechanism, that is intended to ensure that the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient using a patented technology.  We currently have two outside consultants other than our officers, who are also our Directors .

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

Employees

Other than our current Directors and officers,  we have two outside consultants .

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Plan of Operation

General Working Capital

The Company has raised $100,000 in the second quarter of 2010 pursuant to the effective S1 registration statement filed with the SEC

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through the current offering and  lines of credit and the funds expected from equity sales.

Liquidity and Capital Resources

Our balance sheet as of June 30 , 2010 reflects cash in the amount of $100,295. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the six months ended June 30 2010 amounted to $16,499 and $16,674 respectively .

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30 ,2010.

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

Date: July 27, 2010	Medisafe 1 Technologies Corp

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 27 , 2010	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

Date: July 27 , 2010	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Secretary and Director
(Principal Internal Accounting Officer)