Form 10-Q
period 2010-09-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2010-11-15
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30 . 2010

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

As of  November 15 , 2010 , 50,000,000  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

Financial Statements-

Balance Sheets as of September 30, 2010 and December 31, 2009	F-2

Statements of Operations for the Three Months and Nine Months Ended
September 30, 2010 and 2009 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ (Deficit) for the Period from Inception
Through September 30, 2010	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2010
And 2009 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	As of	As of
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$50,463	$600
Deferred offering costs	-	20,000

Total current assets	50,463	20,600

Total Assets	$50,463	$20,600

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$35,496	$20,214

Total current liabilities	35,496	20,214

Loans from related parties - directors and stockholders	11,226	20,100
Loans from related parties - directors and stockholders - Patent	101,800	101,800

Total liabilities	148,522	142,114

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 50,000,000 and 30,000,000 shares issued and outstanding, respectively	5,000	3,000
Additional paid-in capital	75,600	(2,400)
(Deficit) accumulated during the development stage	(178,659)	(122,114)

Total stockholders' (deficit)	(98,059)	(121,514)

Total Liabilities and Stockholders' (Deficit)	$50,463	$20,600

The accompanying notes to financial statements
are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
AND 2009 AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2010	2009	2010	2009	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Research and development	9,166	101,800	9,166	101,800	110,966
Professional fees	19,934	3,500	31,400	3,500	41,150
Consulting	8,000	6,100	8,280	6,100	14,380
Filing fees	-	-	4,623	-	7,587
Investor relations	1,775	-	1,775	-	1,775
Legal - incorporation	-	1,500	-	1,500	1,500
Other	768	-	898	-	898

Total general and administrative expenses	39,643	112,900	56,142	112,900	178,256

(Loss) from Operations	(39,643)	(112,900)	(56,142)	(112,900)	(178,256)

Other Income (Expense)	(228)	-	(403)	-	(403)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(39,871)	$(112,900)	$(56,545)	$(112,900)	$(178,659)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	50,000,000	28,255,814	38,937,729	28,255,814

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	(2,400)	-	600

Net (loss) for the period	-	-	-	(122,114)	(122,114)

Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)

Common stock issued for cash	20,000,000	2,000	78,000	-	80,000

Net (loss) for the period	-	-	-	(56,545)	(56,545)

Balance - September 30, 2010	50,000,000	5,000	$75,600	(178,659)	(98,059)

* Post forward stock split

The accompanying notes to financial statements are
an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010,
AND 2009 AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2010
(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2010	2009	Inception
Operating Activities:
Net (loss)	$(56,545)	$(112,900)	$(178,659)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Deferred offering costs	20,000	-	-
Accounts Payable and accrued liabilities	15,282	28,000	35,496

Net Cash Provided by (Used in) Operating Activities	(21,263)	(84,900)	(143,163)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:		-
Proceeds from shareholder loans	(8,874)	84,900	113,026
Proceeds from stock issued	80,000	600	80,600

Net Cash Provided by Financing Activities	71,126	85,500	193,626

Net (Decrease) Increase in Cash	49,863	600	50,463

Cash - Beginning of Period	600	-	-

Cash - End of Period	$50,463	$600	$50,463

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Accruals were incurred for deferred offering costs.		$20,000

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2010, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2010, and the results of its operations and its cash flows for the periods ended September 30, 2010 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2010. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2009, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the period ended September 30, 2010.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2010, and expenses for the period ended September 30, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $500,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)  Patent

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement with two of the Company's directors, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on August 12, 2009. As of September 30, 2010, the historical cost of obtaining the patent, ($100,000) and legal fees ($1,800) for acquiring the patent were expensed as research and development costs.

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2010, loans from directors, who are also stockholders of the Company, amounted to $113,026. Of this total $101,800 was used for payments to acquire a patent and $11,226 represented working capital advances.

The loans are unsecured, non-interest bearing, and due 24 months from the date of each loan, however the parties have agreed to extend the loans for an additional twelve months.

(5)  Common Stock

On July 12, 2009, the Company issued 30,000,000 shares (post forward stock split) of its common stock to three individuals who are directors and officers for proceeds of $600.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $500,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On September 20, 2010, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of September 17, 2010. As a result of the split, each holder of record on the record date automatically received four additional shares of the Company’s common stock. After the split, the number of shares of common stock issued and outstanding were 50,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

 (6)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2010, and 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$13,005	$25,967
Change in valuation allowance	(13,005)	(25,967)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2010 and December 31, 2009, as follows:

	2010	2009

Loss carryforwards	$41,092	$28,086
Less - Valuation allowance	(41,092)	(28,086)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2010 and December 31, 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2010 the Company had approximately $178,659 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

 (7)  Related Party Transactions

As described in Note 4, as September 30, 2010, the Company owed $113,026 to Directors, officers, and principal stockholders of the Company.

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

Liquidity and Capital Resources

Our balance sheet as of September 30 , 2010 reflects cash in the amount of  $50,463. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The operating expenses and net loss for the nine  months ended September  30 2010 and 2009 amounted to $56,142 , $56,545 , and $112,900  respectively .

 We expect to incur a minimum of $200,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering . We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officer.

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine  months ended  September 30 ,2010.

Item 5. Other Information.

The Company effected a 1-5 forward split on its common shares in the form of a common stock dividend declared by the Directors of the Company  during the third quarter of 2010

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

Date: November 15 , 2010	Medisafe 1 Technologies Corp

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 15 , 2010	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

Date: November 15 , 2010	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Secretary and Director
(Principal Internal Accounting and Financial Officer)