Form 10-K
period 2010-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-03-16
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Medisafe 1 Technologies Corp
(Exact name of small business issuer as specified in its charter)

Delaware	46-0523031
(State of incorporation)	(IRS Employer ID Number)

c/o Jacob Elhadad
5a Hataltan Street
Jerusalem , Israel 96926
(Address of principal executive offices)

Phone Number 972 – 77-3318877
Fax Number 972-77-3318879

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of  March 16 , 2011 was 53,386,750 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $3,849,615 based upon $0.18 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.
As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Medisafe 1 Technologies Corp   Corp, unless the context otherwise indicates refer to Medisafe 1 Technologies Corp., a Delaware corporation.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources.” We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in Delaware on July 7, 2009 and are a development stage company. On July 15, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement") with Yisrael Elhadad and Yisrael Gottlieb , pursuant to which we purchased Patent Number: 7,347,841   (the “Patent” )which relates to  a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substances can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. The Patent is the cornerstone of our business.  The Medisafe technology has the potential to be adopted as a standard in all major markets, making a decisive contribution towards the elimination of errors from injectable medication. The Patent was acquired by us  in exchange for the payment to Yisrael Elhadad and Yisrael Gottlieb  (our director and chief financial officer) of  US $100,000 (One Hundred Thousand United States Dollars),
The Medisafe 1 Technologies Corporation invention, based on the Patent , is a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe 1 cannot entirely remove the risk of human error. It is expected that the system can be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine.

The Company has developed  a fully operational working valid prototype with PIA Electronics Ltd and has agreed to pay  PIA  Electronics a commission based upon sales revenue  in the amount of 10% of all future royalties from the sale and / or licensing of the technology which is based on the working prototype  manufactured by PIA Electronics Ltd.  To date, no products encompassing the patented technology have been sold.

Business Summary

We were incorporated in Delaware on July 7, 2009 and we are a development stage company. To date we have had limited activities.  We are in the process of establishing a business engaged in the manufacture and distribution of products based upon our patented medical assembly and a protector, or locking mechanism, that is intended to ensure that no substance can  be released from the hypodermic needle without positive pre-matching between the substance and the specific patient using a patented technology.

A Patent Transfer and Sale Agreement was signed between Yisrael Elhadad, Yisrael Gottlieb and Medisafe 1 Technologies Corp. on July 15, 2009, assigning to us. exclusive rights, title and interest in and to the Patent and all Intellectual Property rights related thereto , free and clear of any lien, charge, claim, preemptive rights, etc. for a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substance can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. We have developed  a fully operational working valid prototype with PIA Electronics Ltd .

The principle features of the prototype design include a protector which fits over a proportion of the medicine assembly, a bar code and locking element, an electrically operated device to control the locking element, and a connection to a bar code reader. Finally, the protector includes an enclosure that surrounds a container of medicine, whether it be intended for oral intake, transdermal delivery or any other kind of medicinal administration.

The invention, based on the Patent represents a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes  this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure that no substance cant be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. We believe that the system can be applied for various other uses.  We expect the system to be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe 1 cannot entirely remove the risk of human error.

The bar code may be printed on any suitable portion of the protector. The term "bar code" refers not just to a straightforward bar code, but to any optically or machine readable code or character, such as a magnetic strip or computer-recognizable code.

The locking element is electrically operated and opened by means of a bar code reader which reads the bar code and generates an appropriate electrical signal. The electrically operated element may be a solenoid, or alternatively it may be mechanically-operated, hydraulically-operated or pneumatically or any combination thereof. The protector may include more than one section, each selectively lockable to one another by means of a locking element.

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

The Company  filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ( the “SEC”) on March 11, 2010  to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.005( post forward split) per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On September 20, 2010, the Company implemented a 5 for 1 forward stock split on its issued and outstanding shares of common stock to the holders of record as of September 17, 2010. As a result of the split, each holder of record on the record date automatically received four additional shares of the Company’s common stock for each share held. After the split, the number of shares of common stock issued and outstanding were 50,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

The Company is in discussions with various Hospitals and Medical clinics for the implementation of its proprietary technology as part of a pilot and at the same time is also in discussions with various medical manufacturers in the health care industry regarding the possibility of  licensing of its technology accordingly; however there can be no assurance that such discussions will be successful.

Employees

Other than our current Directors and officers, we have two part -time consultants.

Transfer Agent

We have engaged Nevada Agency and Trust as our stock transfer agent. Nevada Agency and Trust is located at 50 West Liberty Street, Reno, Nevada 89501. Their telephone number is (775) 322-0626 and their fax number is (775) 322-5623. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

Item 1A. Risk Factors

In addition to the risk factors described in our Registration Statement on Form S-1, as filed with the Securities and Exchange Commission, and although smaller reporting companies are not required to provide disclosure pursuant to this Item, your attention is directed to the following risk factors that relate to our business.

We do not have sufficient cash to fund our operating expenses for the next twelve months, and plan to seek funding through the sale of our common stock. Without significant improvement in the capital markets, we may not be able to sell our common stock and funding may not be available for continued operations.

There is not enough cash on hand to fund our administrative and other operating expenses or our proposed additional  research and development program for the next twelve months. In addition, we will require substantial new capital following the development of a strategic marketing plan for bringing our product to global markets in order to actually market, arrange for the manufacturing of, and sell our product. Because we do not expect to have any cash flow from operations within the next twelve months, we will need to raise additional capital, which may be in the form of loans from current stockholders and/or from public and private equity offerings. Our ability to access capital will depend on our success in implementing our business plan. It will also depend upon the status of the capital markets at the time such capital is sought. Without significant improvement in the capital markets, sufficient capital may not be available and the implementation of our business plan could be delayed. If we are unable to raise additional funds in the future, we may have to cease all substantive operations.

Our auditors have expressed substantial doubt about our ability to continue as a going concern, and if we do not raise additional funds, we may have to suspend or cease operations within twelve months.

 Our independent accountants in their audit report for the financial statements for the years ended December 31, 2010 and 2009 have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We believe that if we do not raise additional funds, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

We have developed a prototype that we believe will be accepted by the market; however to date we have not had anyone interested in purchasing products made based upon the prototype If we are unable to successfully market the prototype, we may need to change our line of business, which could result in the loss of your total investment.

Item 1B.  Unresolved Staff Comments

None

Item 2.  Properties

Our Principal executive offices are located at 5 Hataltal Street Jerusalem Israel  96926. This location is the home of our Director and we have been allowed to operate out of such location at no cost to the Company. We believe that this space is adequate for our current and immediately foreseeable operating needs.

Item 3.  Legal Proceedings.

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

Item 4 Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 23 2010, under the ticker symbol  MFTH  The Company started trading on August 13 . The high/low for the quarter was $0.44 / $0.16 accordingly

Holders

As of  March 16 , 2011, there were 53,386.750 common shares issued and outstanding, which were held by 23  stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans. However, we have issued shares of common stock  in the  fourth quarter of 2010 to consultants as compensation for various consulting services performed by such outside consultants. ( see Recent Sales of Unregistered Securities )

Recent Sales of Unregistered Securities; Use of Proceeds from Registered On October 1, 2010, the Company issued 509,000 shares of its restricted shares of common stock as repayment of a shareholder loan. The shares were valued at $101,800 or $0.20 per share based on the current market price less a discount for restricted trading.

On October 17, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 500,000 shares of its restricted shares of  common stock on said date valued at $100,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 140,000 shares of its restricted shares of  common stock on said date valued at $28,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company raised $27,500 by the issuance of 137,750 unregistered shares of its common stock, purchase price $0.20 per share, to an investor. The Company received proceeds of $24,516 net of a commission paid to a director of the Company.

On December 26, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 100,000 shares of its unregistered common stock on said date valued at $20,000 or $0.20 per share based on the current market price less a discount for restricted trading.

The transactions referred to in this section are exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

Item 6. Selected Financial Data.

A smaller reporting company is not required to provide the information required by this item.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this Annual Report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of  Medisafe 1 Technologies Corp and the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our audited financial statements and accompanying notes included in this Report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Risk Factors” or elsewhere in this Report.

Plan of Operationsee above

We are a developmental stage company and have only recently commenced operations.  To date, we have not generated any revenue.  Our principal business to date has been the acquisition  of the Patent and the development of a prototype.    The cornerstone of our business plan is our Patent.

A Patent Transfer and Sale Agreement was signed between Yisrael Elhadad, Yisrael Gottlieb and Medisafe 1 Technologies Corp. on July 15, 2009, granting Medisafe 1 Technologies Corp. exclusive right, title and interest in and to the Patent Application (Patent Number: 7,347, 841) and all Intellectual Property rights related thereto, free and clear of any lien, charge, claim, preemptive rights, etc. for a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substance can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient.  We have developed  a fully operational working valid prototype with PIA Electronics Ltd .

The principle features of the prototype  design include a protector which fits over a proportion of the medicine assembly, a bar code and locking element, an electrically operated device to control the locking element, and a connection to a bar code reader. Finally, the protector includes an enclosure that surrounds a container of medicine, whether it be intended for oral intake, transdermal delivery or any other kind of medicinal administration.

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

The Company has developed  a fully operational working valid prototype with PIA Electronics Ltd whereby for PIA  Electronics have been granted  a commission from the Company in the amount of 10% of all future royalties from the sale and / or licensing of the technology which is based on the working prototype  manufactured by PIA Electronics Ltd. To date, no products encompassing the patented technology have been sold.

The Company is in discussions with various Hospitals and Medical clinics for the implementation of its proprietary technology as a pilot and after having gained National recognition at MEDICA the worlds largest Medical Heath Exhibition, in November 2009  is also in discussions with various medical manufacturers in the health care industry for the possibiliy of  licensing its technology
Liquidity and Capital Resources

To date, we have financed our operations from the sale of our common stock and a note and contributions from related parties.  However, we will need additional funding in order to pursue our business objectives.
As of December 31, 2010, we had  $56,155  in cash as compared to $600  in cash as of December 31, 2009. We incurred a net loss of $264,735 for the year ended December 31, 2010 as compared with a net loss of $122,114  for the year ended December 31 2009.  This increase was mainly attributable to the professional and consulting fees relating to the Company being public in 2010 and to a lesser extent expenses incurred in  developing the prototype. Our cumulative net loss since inception is $386,849, which is comprised entirely of general and administrative expenses.

The Company does not believe that its cash resources will be sufficient to fund its expenses over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently is in discussions with certain financial entities for equity funding. Since the Company has no such arrangements  in effect, its inability if as such to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

On October 15, 2010 the Company issued a convertible promissory note in the principal amount of $45,000 to a third party.  The note bears interest at 8% per annum and is due on July 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On November 29, 2010, the Company raised $27,500 and issued 137,750 unregistered shares of its common stock, purchase price $0.20 per share, to an investor. The Company received proceeds of $24,516 net of a commission paid to a director of the Company.

Lack of Insurance

The Company currently has no insurance in force for its office facilities and operations and it cannot be certain that it can cover the risks associated with such lack of insurance or that it will be able to obtain and/or maintain insurance to cover these risks at economically feasible premiums.

Going Concern Consideration

Our registered independent auditors have issued an opinion on our financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next 12 months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.
Recently issued accounting pronouncementswhy are very old pronouncements mentioned?

In March 2008, the FASB issued FASB Statement No. 161, (FASB ASC 815) “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133.”  SFAS No. 161 (FASB ASC 815) enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how:  (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  Specifically, SFAS No. 161 (FASB ASC 815) requires:

•	disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;
•	disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;
•	disclosure of information about credit-risk-related contingent features;
•	and cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS No. 161 (FASB ASC 815) is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier application is encouraged.  The management of the Company believes  the adoption of this pronouncement does not  have a material impact on its financial statements.

On May 9, 2008, the FASB issued FASB Statement No. 162, (FASB ASC 105) “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 (FASB ASC 105) is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities.

Prior to the issuance of SFAS No. 162 (FASB ASC 105), GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity with Generally Accept Accounting Principles.”  SAS No. 69 has been criticized because it is directed to the auditor rather than the entity.  SFAS No. 162 (FASB ASC 105) addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

The sources of accounting principles that are generally accepted are categorized in descending order as follows:

a.
FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB.

b.	FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position.

c.
AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics).

d.
Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

SFAS No. 162 (FASB ASC 105) is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendment to its authoritative literature. It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The management of the Company believes  the adoption of this pronouncement does not  have a material impact on its financial statements On May 26, 2008, the FASB issued FASB Statement No. 163, (FASB ASC 944) “Accounting for Financial Guarantee Insurance Contracts.” SFAS No. 163 (FASB ASC 944) clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts.

The accounting and disclosure requirements of SFAS No. 163 (FASB ASC 944) are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under SFAS No. 60, “Accounting and Reporting by Insurance Enterprises.”  That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies” (“SFAS No. 5”).  SFAS No. 163 (FASB ASC 944) requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.  It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations and (b) the insurance enterprise’s surveillance or watch list.

SFAS No. 163 (FASB ASC 944) is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities.  Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of SFAS No. 163 (FASB ASC 944).  Except for those disclosures, earlier application is not permitted. The management of the Company believes  the adoption of this pronouncement does not  have a material impact on its financial statements

On May 22, 2009, the FASB issued FASB Statement No. 164, (FASB ASC 958) “Not-for-Profit Entities: Mergers and Acquisitions”.  SFAS No. 164 (FASB ASC 958) is intended to improve the relevance, representational faithfulness, and comparability of the information that a not-for-profit entity provides in its financial reports about a combination with one or more other not-for-profit entities, businesses, or nonprofit activities.  To accomplish that, this Statement establishes principles and requirements for how a not-for-profit entity:

a.	Determines whether a combination is a merger or an acquisition.
b.	Applies the carryover method in accounting for a merger.
c.	Applies the acquisition method in accounting for an acquisition, including determining which of the combining entities is the acquirer.
d.	Determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of a merger or an acquisition.

This Statement also improves the information a not-for-profit entity provides about goodwill and other intangible assets after an acquisition by amending FASB Statement No. 142, Goodwill and Other Intangible Assets, to make it fully applicable to not-for-profit entities.

SFAS No. 164 (FASB ASC 958) is effective for mergers occurring on or after December 15, 2009, and acquisitions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2009.  Early application is prohibited.  The management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

On May 28, 2009, the FASB issued FASB Statement No. 165, (FASB ASC 855) “Subsequent Events.”  SFAS No.  165 (FASB ASC 855) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, Statement 165 (FASB ASC 855) provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

In June 2009, the FASB issued FASB Statement No. 166, (FASB ASC 860) “Accounting for Transfers of Financial Assets- an amendment of FASB Statement No, 140.”  SFAS No. 166 (FASB ASC 860) is a revision to SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets.  It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009.   The management of the Company believes  the adoption of this pronouncement does not  have a material impact on its financial statements

In June 2009, the FASB issued FASB Statement No. 167, (FASB ASC 810) "Amendments to FASB Interpretation No. 46(R).”  SFAS No. 167 (FASB ASC 810) amends certain requirements of FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.

This statement is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009.   The management of the Company believes  the adoption of this pronouncement does not  have a material impact on its financial statements

In June 2009, the FASB issued FASB Statement No. 168, (FASB ASC 105) "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162.”  SFAS No. 168 (FASB ASC 105) establishes the FASB Accounting Standards Codification (the "Codification") to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification did not change GAAP but reorganizes the literature.

SFAS No. 168 (FASB ASC 105) is effective for interim and annual periods ending after September 15, 2009.  The adoption of this pronouncement did not have a material impact on the financial statements of the Company.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this item.

Item 7. Financial Statements and Supplementary Data.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

Report of Registered Independent Auditors	F-2

Financial Statements-

Balance Sheets as of December 31, 20010 and 2009	F-3

Statements of Operations for the Years Ended
December 31, 2010 and 2009, and Cumulative from Inception	F-4

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through December 31, 2010	F-5

Statements of Cash Flows for the Years Ended December 31, 2010
And 2009 and Cumulative from Inception	F-6

Notes to Financial Statements	F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Medisafe 1 Technologies Corp.:

We have audited the accompanying balance sheets of Medisafe 1 Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended December 31, 2010 and 2009, and from inception (July 7, 2009) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medisafe 1 Technologies Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the periods ended December 31, 2010 and 2009, and from inception (July 7, 2009) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC
Baltimore, Maryland
January 16, 2011

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND DECEMBER 31, 2009

	As of	As of
	December 31,	December 31,
	2010	2009

ASSETS

Current Assets:
Cash and cash equivalents	$56,155	$600
Deferred offering costs	-	20,000
Prepaid expenses	24,000	-

Total current assets	80,155	20,600

Total Assets	$80,155	$20,600

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$43,568	$20,214
Loans from related parties - directors and stockholders	14,329	-
Convertible note payable, net of discount	21,605	-

Total current liabilities	79,502	20,214

Loans from related parties - directors and stockholders	-	20,100
Loans from related parties - directors and stockholders - Patent	-	101,800

Total liabilities	79,502	142,114

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 51,386,750 and 30,000,000 shares issued and outstanding, respectively	5,139	3,000
Additional paid-in capital	382,363	(2,400)
(Deficit) accumulated during the development stage	(386,849)	(122,114)

Total stockholders' equity (deficit)	653	(121,514)

Total Liabilities and Stockholders' Equity (Deficit)	$80,155	$20,600

The accompanying notes to financial statements
are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH DECEMBER 31, 2010

	Years Ended		Cumulative
	December 31,		From
	2010	2009	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	18,333	101,800	120,133
Marketing	16,694	-	16,694
Professional fees	80,427	9,000	89,427
Consulting	118,694	6,100	124,794
Filing fees	5,036	2,964	8,000
Investor relations	9,157	-	9,157
Legal - incorporation	-	2,250	2,250
Other	6,232	-	6,232

Total general and administrative expenses	254,573	122,114	376,687

(Loss) from Operations	(254,573)	(122,114)	(376,687)

Interest and Other Income (Expense)	(10,162)	-	(10,162)

Provision for income taxes	-	-	-

Net (Loss)	$(264,735)	$(122,114)	$(386,849)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	41,985,188	29,157,305

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH DECEMBER 31, 2010

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	(2,400)	-	600

Net (loss) for the period	-	-	-	(122,114)	(122,114)

Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)

Common stock issued for cash	20,000,000	2,000	78,000	-	80,000

Common stock issued to retire debt	509,000	51	101,749	-	101,800

Common stock issued for services	140,000	14	27,986	-	28,000

Common stock issued for cash	137,750	14	24,502	-	24,516

Common stock issued as compensation	500,000	50	99,950	-	100,000

Convertible note discount	-	-	32,586	-	32,586

Common stock issued for services	100,000	10	19,990	-	20,000

Net (loss) for the period	-	-	-	(264,735)	(264,735)

Balance - December 31, 2010	51,386,750	$5,139	$382,363	$(386,849)	$653

* Post forward stock split

The accompanying notes to financial statements are
an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR FOR THE YEARS ENDED DECEMBER 31, 2010,
AND 2009 AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH DECEMBER 31, 2010

	Years Ended			Cumulative
	December 31,			From
	2010	2009		Inception
Operating Activities:
Net (loss)	$(264,735)	$(122,114)		$(386,849)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	148,000	-		249,800
Noncash acquisition of patent	-	101,800	*	-
Amortization of beneficial conversion feature	9,191	-		9,191
Changes in net assets and liabilities-
Prepaid expenses	(24,000)	-		(24,000)
Accounts Payable and accrued liabilities	33,354	10,214		43,568

Net Cash Provided by (Used in) Operating Activities	(98,190)	(10,100)		(108,290)

Investing Activities:	-	-		-

Net Cash Used in Investing Activities	-	-		-

Financing Activities:		-
Proceeds from shareholder loans	14,329	20,100	*	34,429
Payment of shareholder loans	(20,100)	-		(20,100)
Payment of deferred offering costs	(10,000)	(10,000)		(20,000)
Proceeds from convertible note payable	45,000	-		45,000
Proceeds from stock issued	124,516	600		125,116

Net Cash Provided by Financing Activities	153,745	10,700		164,445

Net Increase in Cash	55,555	600		56,155

Cash - Beginning of Period	600	-		-

Cash - End of Period	$56,155	$600		$56,155

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-		$-
Income taxes	$-	$-		$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$101,800	*	$101,800
Stock issued to retire debt	$(101,800)	$-		$(101,800)

* Restated - see note 10

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Share-based Compensation

The Company follows the provisions of ASC 718, “Share-Based Payment.” which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Equity instruments issued to non-employees for goods or services are accounted for at either the fair market value of the goods and services rendered or on the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in ASC 505-50-30.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended December 31, 2010 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2010, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2010, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as December 31, 2010, and expenses for the period ended December 31, 2010, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition—Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. This guidance concludes that the milestone method is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, an entity can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this accounting standard is not expected to impact the Company's financial position or results of operations.

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements (ASU No. 2010-06). ASU No. 2010-06 requires: (1) fair value disclosures of assets and liabilities by class; (2) disclosures about significant transfers in and out of Levels 1 and 2 on the fair value hierarchy, in addition to Level 3; (3) purchases, sales, issuances, and settlements be disclosed on gross basis on the reconciliation of beginning and ending balances of Level 3 assets and liabilities; and (4) disclosures about valuation methods and inputs used to measure the fair value of Level 2 assets and liabilities. ASU No. 2010-06 becomes effective for the first financial reporting period beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements of Level 3 assets and liabilities which will be effective for fiscal years beginning after December 15, 2010. The Company is currently assessing what impact, if any, ASU No. 2010-06 will have on its fair value disclosures. However, the Company does not expect the adoption of the guidance provided in this codification update to have any material impact on its financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements: a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). ASU 2009-13 establishes a selling-price hierarchy for determining the selling price of each element within a multiple-deliverable arrangement. Specifically, the selling price assigned to each deliverable is to be based on vendor-specific objective evidence (VSOE) if available, third-party evidence, if VSOE is unavailable, and estimated selling prices if neither VSOE or third-party evidence is available. In addition, ASU 2009-13 eliminates the residual method of allocating arrangement consideration and instead requires allocation using the relative selling price method. ASU 2009-13 will be effective prospectively for multiple-deliverable revenue arrangements entered into, or materially modified, in fiscal years beginning on or after June 15, 2010. Presently, the Company is assessing what impact, if any, the adoption of ASU 2009-13 may have on its financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides guidance in measuring the fair value of a liability when a quoted price in an active market does not exist for an identical liability or when a liability is subject to restrictions on its transfer. ASU 2009-15 was effective for the Company beginning with the quarter ended December 31, 2009. The adoption of ASU 2009-05 had no impact on the fair value measurements of the Company's liabilities.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2010, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)	Patent

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement with one  of the Company's directors, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008. Under the terms of the Patent Transfer and Sale Agreement, the Company was assigned rights to the patent free of any liens, claims, royalties, licenses, security interests or other encumbrances. The assignment of the patent was recorded at the U.S. Patent and Trademark Office on August 12, 2009. As of December 31, 2010, the historical cost of obtaining the patent, ($100,000) and legal fees ($1,800) for acquiring the patent were expensed as research and development costs.

(4)	Loans from Related Parties - Directors and Stockholders

As of December 31, 2009, loans from directors, who are also stockholders of the Company, amounted to $20,100. The loans were unsecured, non-interest bearing, and due 24 months from the date of each loan. The loans were repaid during 2010.

As of December 31, 2010, loans from related parties amounted to $14,329, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)	Convertible Note Payable

On October 15, 2010 the Company signed a $45,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $32,586.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital.

As of December 31, 2010 the Company has recognized $568 in interest expense related to this note and has amortized $9,191 of the beneficial conversion feature which has been recorded as interest expense.

(6)	Common Stock

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

On October 1, 2010, the Company issued 509,000 shares of its unregistered common stock as repayment of a shareholder loan. The shares were valued at $101,800 or $0.20 per share based on the current market price less a discount for restricted trading.

On October 17, 2010, the Company entered into an agreement with an unrelated third-party consultant.
As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $100,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 140,000 shares of its unregistered common stock on said date valued at $28,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company raised $27,500 and issued 137,750 unregistered shares of its common stock, purchase price $0.20 per share, to an investor. The Company received proceeds of $24,516 net of a commission paid to a director of the Company.

On December 26, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 100,000 shares of its unregistered common stock on said date valued at $20,000 or $0.20 per share based on the current market price less a discount for restricted trading.

(7)	Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2010, and 2009 was as follows (assuming a 23% effective tax rate):

	2010	2009

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$58,775	$28,086
Change in valuation allowance	(58,775)	(28,086)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as December 31, 2010 and 2009, as follows:

	2010	2009

Loss carryforwards	$88,975	$28,086
Amortization of beneficial conversion feature	(2,114)	-
Less - Valuation allowance	(86,861)	(28,086)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2010 the Company had approximately $380,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2030.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended December 31, 2010 and 2009.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations. The years ended December 31, 2010 and 2009 are open for examination.

(8)	Related Party Transactions

As described in Note 4, as December 31, 2010, the Company owed $14,329 to Directors, officers, and principal stockholders of the Company.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement to purchase the patent from one of the Company's directors and a brother of the other director, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” in consideration of $100,000.

(9)	Commitments

On August 27, 2009, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”) for transfer agent services. Under the Agreement, the Company is obligated to pay annual fees of $1,800 in addition to standard service fees for transfer agent services received. The agreement can be terminated by either party at any time.

On November 1, 2010, the Company entered into a Consulting Agreement with a third party medical technology consultant. The term of the agreement ends on December 31, 2011 and may be extended on a yearly basis by the written agreement of both parties. Under the Agreement, the Company is obligated to pay fees of 140,000 restricted shares during the term of the agreement.

(10)	Restatement

The statement of cash flows for the year ended December 31, 2009 are restated to properly present the patent acquired by a shareholder loan in the operating and financing activities of the Company. The restatement has no impact on total cash flows.

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item9A.   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer, to allow timely decisions regarding required disclosure. As of December 31 2010 we conducted an evaluation, under the supervision, and with the participation of our CEO and internal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and Internal Accounting Officer concluded that our disclosure controls and procedures were effective.

Management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's CEO and Internal Accounting Officer and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

*	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

*
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

*
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

Attestation report of the registered public accounting firm

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Changes in internal control over financial reporting

During the year ended December 31, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.        Other Information.

Subsequent Events

On February 23, 2011, 1,000,000  shares of restricted common stock were issued to Jacob Elhadad for  2011 compensation as CEO / Director

On February 23, 2011, 1,000,000 shares of restricted common stock were issued to a third party consultant for 2011 compensation

These transactions  are exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive OfficersYou need to add the attributes that make them fit to serve as directors

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held
Jacob Elhadad	34	President and Director

Yisrael Gottlieb	37	Secretary and Director and Internal Financial and Accounting Officer

Our directors hold office until the next annual meeting of our stockholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our Directors and executive officers for at least the last five years.

Jacob Elhadad has been our President and Director since the Company’s inception on July 7, 2009. From September 1990 until August 1994 Mr Elhadad studied in the Talmudic Biblical Institution, Bet Hatalmud, Jerusalem, Israel, where he received his Bachelor of Arts in Biblical History Science and Talmudic Studies. From September 1994 until August 1997 he continued his religious studies in the Higher Educational Talmudic Center ‘Ponavitz School of Talmudic Studies’, Bnei Berak, Israel, where he received his Honorable Rabbinical Degree. In September 1997 he continued his studies in the Ramat Gan, Israel University, in Business Management and Economics, until August 1999. From September 1999 until January 2001 he served as a strategic consultant to the Member of the Israeli Government Parliament, Ministry of Interior. From February 2001 until present Mr Elhadad served  as Chief Executive Officer of Jelmm Trade LTD, in Jerusalam, Israel, an international Diamond and Jewelry Co., while continuing to serve part time as a strategic consultant to various members of the Israel Government Parliament.

The Board believes that Mr. Elhadad  should serve as a director of the Company because of his educational background  and his extensive experience in business development. The Board believes that Mr. Elhadad’s business  experience and skills will enable him to assist the Company through its development stage and thereafter to achieve its goals and business objectives.

Yisrael Gottlieb has served as our Secretary and Director and Internal Accounting and Financial Officer since July 7, 2009. From September 1999 until August 2003 Mr Gottileb studied religious studies in the Talmudic Univeristy ”Gur’, in Haifa, Israel. From September 2004 until present Mr Gottlieb was assisting  as  consultant to various Companies in  Patent Designs and related Product Development and Enhancements and Operations.

The Board believes that Mr. Gottlieb should serve as a director of the Company because of his Business  knowledge and administrative experience and skills, all of which enable him to provide oversight and direction to the Company, especially with regard to the efficient and economical use of funds raised from investors. .

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the Board of Directors, for a term of one year and until the successor is elected at the annual meeting of the Board of Directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.
Auditors

 Weinbberg & Bear LLC, an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers however we plan to implement one in the second quarter of 2011.We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 10.         Executive Compensation.

Summary Compensation

Since our incorporation, we have  not paid compensation to  our officer or directors  in consideration for their services rendered to our Company in their capacity as such , other than $3,000 which was paid to a Director for commissions on an equity investment. /We have no employment agreements with any of our Directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation, no stock options or stock appreciation rights were granted to any of our Directors or executive officers.  We have no long-term equity incentive plans.

Outstanding Equity Awards

None of our Directors or executive officers holds unexercised options, stock that has not vested, or equity incentive plan awards.

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of  March 16 , 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 53,386,750 shares of our common stock issued and outstanding as of  March 16 , 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Yisrael Gottlieb	10,000,000	19.4%

Jacob Elhadad	11,000,000	20.7%

Yisrael Elhadad	10,000,000	19.4%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of common stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of common stock owned by such person.

Item 12.         Certain Relationships and Related Transactions, and Director Independence.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholders, or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

As of December 31, 2010, the Company owed to a  Director and  stockholder of the Company $14,329.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement to purchase the patent from one of the Company's directors and a brother of the other director, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” in consideration of $100,000.

In the fourth quarter of 2010, $3,000 was paid to a Director for commissions on an equity investment.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is  Weinberg & Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2010	For Fiscal Year Ended December 31, 2009
Audit Fees	$14,000	$14,000

Tax Fees	$1,000	$1,000

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 14.         Exhibits and Financial Statement Schedules.
Exhibit	Description

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
10.1	Patent Sale Agreement (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )

31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medisafe 1 Technologies Corp.

Date: March 16, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By ;	/s/ Yisrael Gottlieb
Name : Yisrael Gottlieb
Title : Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 16, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: Chief Executive Officer, and Director

Date March 16, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb Title: Principal Accounting and Financial Officer, Secretary and Director