Form 10-K/A
period 2010-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-03-17
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A #1

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
Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of  March 17, 2011 was 53,386,750 shares.

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

Corporate Background

We were incorporated in Delaware on July 7, 2009 and are a development stage company. On July 15, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement") with Yisrael Elhadad and Yisrael Gottlieb , pursuant to which we purchased Patent Number: 7,347,841   (the “Patent” )which relates to  a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substances can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. The Patent is the cornerstone of our business.  The Medisafe technology has the potential to be adopted as a standard in all major markets, making a decisive contribution towards the elimination of errors from injectable medication. The Patent was acquired by us in exchange for the payment to Yisrael Elhadad and Yisrael Gottlieb  (our director and chief financial officer) of  US $100,000 (One Hundred Thousand United States Dollars),
The Medisafe 1 Technologies Corporation invention, based on the Patent, is a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe 1 cannot entirely remove the risk of human error. It is expected that the system can be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine.

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

Item 4. Removed and Reserved

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

The Company is in discussions with various Hospitals and Medical clinics for the implementation of its proprietary technology as a pilot and after having gained National recognition at MEDICA the worlds largest Medical Heath Exhibition, in November 2009  is also in discussions with various medical manufacturers in the health care industry for the possibiliy of  licensing its technology.

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

Recently issued accounting pronouncements

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

Directors and Executive Officers

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. During the fiscal year ended December 31, 2010, our officers and directors did not comply with all applicable Section 16(a) filing requirements in that none of the officers or directors had filed their Form 3s and Form 4s as required. However, all officers and directors of the Company will file the required Form 3 shortly after the filing of this Annual Report.

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

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Yisrael Gottlieb c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	10,000,000	19.4%

Jacob Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	11,000,000	20.7%

Yisrael Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	10,000,000	19.4%

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

Medisafe 1 Technologies Corp.

Date: March 17, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By ;	/s/ Yisrael Gottlieb
Name : Yisrael Gottlieb
Title : Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 17, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: Chief Executive Officer, and Director

Date March 17, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb Title: Principal Accounting and Financial Officer, Secretary and Director