Form 10-Q
period 2011-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-05-17
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-161914
Medisafe 1 Technologies Corp.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	46-0523031 (I.R.S. Employer Identification No.)

c/o Jacob Elhadad
5A Hataltan Street
Jerusalem, Israel 96926
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

As of May 16, 2011, 56,903,309  shares of common stock, par value $0.0001 per share, were issued and outstanding.

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
MARCH 31, 2011

Financial Statements-

Balance Sheets as of March 31, 2011 and December 31, 2010	F-2

Statements of Operations for the Three Months Ended
March 31, 2011 and 2010, and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Period from Inception
Through March 31, 2011	F-4

Statements of Cash Flows for the Three Months Ended March 31, 2011
and 2010 and Cumulative from Inception	F-5

Notes to Financial Statements	F-6

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	As of	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash and cash equivalents	$49,101	$56,155
Prepaid expenses	318,000	24,000

Total current assets	367,101	80,155

Total Assets	$367,101	$80,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$33,938	$43,568
Loans from related parties - directors and stockholders	24,120	$14,329
Convertible note payable, net of discount	45,665	21,605

Total current liabilities	103,723	79,502

Total liabilities	103,723	79,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 53,477,783 and 51,386,750 shares issued and outstanding, respectively	5,348	5,139
Additional paid-in capital	822,068	382,363
(Deficit) accumulated during the development stage	(564,038)	(386,849)

Total stockholders' equity (deficit)	263,378	653

Total Liabilities and Stockholders' Equity (Deficit)	$367,101	$80,155

The accompanying notes to financial statements are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2011

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	3,000	-	123,133
Marketing	-	-	16,694
Professional fees	40,900	4,000	130,327
Consulting	110,000	-	234,794
Filing fees	-	-	8,000
Investor relations	3,641	-	12,798
Legal - incorporation	-	-	2,250
Other	1,804	50	8,036

Total general and administrative expenses	159,345	4,050	536,032

(Loss) from Operations	(159,345)	(4,050)	(536,032)

Interest and Other Income (Expense)	(17,844)	-	(28,006)

Provision for income taxes	-	-	-

Net (Loss)	$(177,189)	$(4,050)	$(564,038)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	51,386,750	30,000,000

The accompanying notes to financial statements are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2011

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	(2,400)	-	600

Net (loss) for the period	-	-	-	(122,114)	(122,114)

Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)

Common stock issued for cash	20,000,000	2,000	78,000	-	80,000

Common stock issued to retire debt	509,000	51	101,749	-	101,800

Common stock issued for services	140,000	14	27,986	-	28,000

Common stock issued for cash	137,750	14	24,502	-	24,516

Common stock issued as compensation	500,000	50	99,950	-	100,000

Convertible note discount	-	-	32,586	-	32,586

Common stock issued for services	100,000	10	19,990	-	20,000

Net (loss) for the period	-	-	-	(264,735)	(264,735)

Balance - December 31, 2010	51,386,750	$5,139	$382,363	$(386,849)	$653

Convertible note discount			19,914		19,914

Common stock issued for services	91,033	9	19,991	-	20,000

Common stock issued for services	1,000,000	100	199,900	-	200,000

Common stock issued for services	1,000,000	100	199,900	-	200,000

Net (loss) for the period	-	-	-	(177,189)	(177,189)

Balance - December 31, 2010	53,477,783	$5,348	$822,068	$(564,038)	$263,378

The accompanying notes to financial statements are an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2011

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2011	2010	Inception
Operating Activities:
Net (loss)	$(177,189)	$(4,050)	$(564,038)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	420,000	-	669,800
Amortization of beneficial conversion feature	16,474	-	25,665
Changes in net assets and liabilities-
Prepaid expenses	(294,000)	-	(318,000)
Accounts Payable and accrued liabilities	(9,630)	3,250	33,938

Net Cash Provided by (Used in) Operating Activities	(44,345)	(800)	(152,635)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:		-
Proceeds from shareholder loans	9,791	750	64,220
Payment of shareholder loans	-	-	(40,100)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	27,500	-	72,500
Proceeds from stock issued	-	-	125,116

Net Cash Provided by Financing Activities	37,291	750	201,736

Net Increase in Cash	(7,054)	(50)	49,101

Cash - Beginning of Period	56,155	600	-

Cash - End of Period	$49,101	$550	$49,101

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$-	$-	$(101,800)

The accompanying notes to financial statements are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

March 31, 2011

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

Medisafe 1 Technologies Corp. (“Medisafe 1 Technologies” or the “Company”) is a Delaware corporation in the development stage. The Company was incorporated under the laws of the State of Delaware on July 7, 2009. The business plan of the Company is to develop a commercial application of the design in a patent titled “Protector for administering medicine” which is a device that prevents errors in administering medications. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Medisafe 1 Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2011, and for the period ended March 31, 2010, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2011, and the results of its operations and its cash flows for the periods ended March 31, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended March 31, 2011 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of March 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as at March 31, 2011, and expenses for the period ended March 31, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no sales revenue. The business plan of the Company is to develop a commercial application of the design in a patent titled “Protector for administering medicine” which is a device that prevents errors in administering medications. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” for consideration of $100,000 plus legal fees of $1,800. The United States Patent Application 7,347,841 was issued on March 25, 2008.

The Company filed  a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $500,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4) Loans from Related Parties - Directors and Stockholders

As of March 31, 2011, loans from related parties amounted to $24,120, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5) Convertible Note Payable

On October 15, 2010 the Company issued a $45,000 convertible promissory note to a third party.  The note bears interest at 8% per annum and is due on July 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On January 10, 2011, the Company issued a $27,500 convertible promissory note to a third party.  The note bears interest at 8% per annum and is due on October 15, 2011.  The note has conversion rights that allow the holder of the note at any time to convert all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470.  Based on the stock price on the day of commitment, the discount as agreed to in the note, and the number of convertible shares, the BCF was valued at $52,500.  The BCF has been recorded as a discount to the note payable and to Additional Paid-in Capital. As of March 31, 2011 the Company has recognized $1,938 in interest expense related to these notes and has amortized $25,665 of the beneficial conversion feature which has been recorded as interest expense.

(6) Common Stock

On July 12, 2009, the Company issued 30,000,000 shares (post forward stock split) of its common stock to three individuals who are directors and officers for proceeds of $600.

 The Company filed a Registration Statement on Form S-1 with the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $500,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

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

On October 1, 2010, the Company issued 509,000 shares of its restricted common stock as repayment of a shareholder loan. The shares were valued at $101,800 or $0.20 per share based on the current market price less a discount for restricted trading.

On October 17, 2010, the Company entered into an agreement with an unrelated third-party consultant.

As payment for the consultant’s services, the Company issued 500,000 shares of its restricted common stock on said date valued at $100,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 140,000 shares of its restricted common stock on said date valued at $28,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On November 29, 2010, the Company raised $27,500 and issued 137,750 restricted shares of its common stock, purchase price $0.20 per share, to an investor. The Company received proceeds of $24,516 net of a commission paid to a director of the Company.

On December 26, 2010, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 100,000 shares of its restricted common stock on said date valued at $20,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On February 23, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 1,000,000 shares of its restricted common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On February 23, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 1,000,000 shares of its restricted common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On February 23, 2011, the Company issued 91,033 shares of its restricted common stock as payment for legal services. The shares were valued at $20,000.

(7) Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2011, and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$36,964	$932
Non-deductible amortization	(3,789)	-
Change in valuation allowance	(33,175)	(932)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2011 and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$123,826	$88,975
Less - Valuation allowance	(123,826)	(88,975)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2011 and December 31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2011 the Company had approximately $538,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

 (8)  Related Party Transactions

As described in Note 4, as March 31, 2011, the Company owed $24,120 to directors, officers, and principal stockholders of the Company.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement to purchase the patent from one of the Company's directors and a brother of the other director, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” in consideration of $100,000.

On January 1, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 1,000,000 shares of its restricted common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

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

(10) Subsequent Event

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on April 13, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of the Company’s common stock, over a period of time terminating upon the earlier of (i) 24 months from the effective date of the registration statement; or (ii) 30 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by the Company and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.

In connection with the preparation of the Investment Agreement and the registration rights agreement, the Company issued Centurion 91,033 shares of common stock as a document preparation fee having a value of $20,000 and 925,526 shares of common stock, having a value of $150,000 (3% of the Maximum Offering Amount) as a commitment fee

On April 13, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 2,000,000 shares of its restricted common stock.

On May 5, 2011, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission to register 8,000,000 shares of its common stock on behalf of selling shareholders, including Centurion.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Medisafe,” “we,” “our” or “us” refer to Medisafe 1 Technologies Corp.

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

Company Overview

We were incorporated in Delaware on July 9, 2009 and we are a development stage company. To date we have had limited activities.  We are in the process of establishing a business engaged in the manufacture and distribution of products based upon our patented medical assembly and a protector, or locking mechanism, that is intended to ensure that no substance can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient using a patented technology.

On July 15, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement") with Yisrael Elhadad and Yisrael Gottlieb, pursuant to which we purchased Patent Number: 7,347,841 (the “Patent”) for a technology for a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substances can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. The Patent was acquired by us in exchange for the payment to Yisrael Elhadad and Yisrael Gottlieb (our director and chief financial officer) of  One Hundred Thousand United States Dollars (US $100,000).  Our principal business to date has been the acquisition of the Patent and the development of a prototype.    The Medisafe technology has the potential to be adopted as a standard in all major markets, making a decisive contribution towards the elimination of errors from injectable medication.

Our invention, based on the Patent, is a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure the substance cannot be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe cannot entirely remove the risk of human error. It is expected that the system can be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine.

We have developed a fully operational prototype with PIA Electronics Ltd. (“PIA Electronics”) and have agreed to pay PIA Electronics a commission based upon sales revenue in the amount of ten percent (10%) of all future royalties from the sale and / or licensing of a product which is based on the working prototype manufactured by PIA Electronics.  To date, no products encompassing the patented technology have been sold.

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

The invention, based on the Patent represents a medical assembly which may effectively prevent unauthorized administration of a drug or medicinal substance by hypodermic needle. It accomplishes this by taking a medical assembly and incorporating a locking mechanism that is intended to ensure that no substance can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient, identified by bar-coding or other identification technology. We believe that the system can be applied for various other uses.  We expect the system to be applied not only to hypodermic needles, but also to any assembly for storing any kind of medicine. Since some human interaction will be required in the labeling, administering, and using the intended device, Medisafe cannot entirely remove the risk of human error.

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

We are in discussions with various hospitals and medical clinics for the implementation of our proprietary technology as part of a pilot and at the same time we are also in discussions with various medical manufacturers in the health care industry regarding the possibility of licensing of our technology accordingly; however there can be no assurance that such discussions will be successful.

On July 12, 2009, we issued 30,000,000 shares (post forward stock split) of our common stock to three individuals who are directors and officers for proceeds of $600.

We filed a Registration Statement on Form S-1 with the Securities and Exchange Commission ( the “SEC”) on March 11, 2010  to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.005 (post forward split) per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 we issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  We incurred $20,000 of deferred offering costs related to this capital formation activity.

On September 20, 2010, we implemented a 5 for 1 forward stock split on our issued and outstanding shares of common stock to the holders of record as of September 17, 2010. As a result of the split, each holder of record on the record date automatically received four additional shares of our common stock for each share held. After the split, the number of shares of common stock issued and outstanding were 50,000,000 shares. The accompanying financial statements and related notes thereto have been adjusted accordingly to reflect this forward stock split.

As of March 31, 2011, we had 2 full-time employees and 2 part-time consultants.   We currently expect to hire approximately 10-15 employees over the next 12 months, which will cause us to incur additional costs.

Recent Developments

We entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on April 13, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon the earlier of (i) 24 months from the effective date of the registration statement; or (ii) 30 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of our common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.

We filed a Registration Statement on Form S-1 with the SEC on May 9, 2011 to offer and resell up to $5,000,000 in shares of our common stock by the selling stockholders.  Of such shares, 8,000,000 represent shares that Centurion agreed to purchase if put to it by us pursuant to the terms of the Investment Agreement, subject to volume limitations and other limitations in the Investment Agreement, 1,016,559 shares were issued to Centurion in consideration for the preparation of the documents for its investment and as a commitment fee and 2,000,000 shares represent shares being registered by the other selling shareholder.

Plan of Operation

General Working Capital

We have only recently commenced operations and have generated only minimal revenues.   Our cash on hand at March 31, 2011 was $49,101.  Our working capital as of March 31, 2011 was $263,378. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties. Based upon our historical revenue, we do not  anticipate that we will have revenue for quite awhile and therefore our sales in the future will  not be sufficient to meet our cash flow requirements. To date, we have not generated any revenue.  We incurred a net loss of $177,189 for the quarter ended March 31, 2011, as compared with a net loss of $4,050 for the quarter ended March 31, 2010.  This increase was mainly attributable to the professional and consulting fees relating to our company becoming a public company in 2010 and to a lesser extent expenses incurred in developing the prototype and investor relations services. Our cumulative net loss since inception is $564,138, which is comprised entirely of general and administrative expenses.

We will need to raise additional money in order to commercialize our product and establish a sales network for the distribution of our products and to advertise such products. In addition, we will need to hire personnel to run our day to day operations. If we are unable to obtain this additional working capital, or if we encounter unexpected expenses, we may not have enough working capital to implement our business plan.

Liquidity and Capital Resources

To date, we have financed our operations from the sale of our common stock and notes and contributions from related parties.  However, we will need additional funding in order to pursue our business objectives. Our recent sources of funding have been loans pursuant to convertible notes.  On October 15, 2010 and January 10, 2011 we raised money through the issuances of notes, one in the principal amount of $45,000 and the other in the principal amount of $27,500. The notes mature on July 15, 2011.  The notes have conversion rights that allow the holder of the notes at any time to convert all or any part of the remaining principal balance into our common stock at a price equal to 58% of the average of the lowest three trading prices for the common stock during the most recent ten day period. Although we have recently entered into an equity line with Centurion, there can be no assurance that we will meet the requirements needed in order to enable us to use the equity line. There can be no assurance that additional funding will be available to us or that we will generate enough revenue to pay back the outstanding notes when due.

We do not believe that our cash resources will be sufficient to fund our expenses over the next 12 months. There can be no assurance that additional capital will be available to us or that the equity line will provide the needed funds. We are currently in discussions with certain financial entities for equity funding. Since we have no such arrangements in effect, our inability as such to raise funds for the above purposes will have a severe negative impact on our ability to remain a viable company.

For the three months ended March 31, 2011 our net cash used in operating activities was $44,314 as compared to $800 for the quarter ended March 31, 2010. The primary adjustment to our cash from operations were common stock issuances for services and compensation and a reduction in prepaid expenses.  Net cash used in investing activities for the quarter ended March 31, 2011 was $37,291 and included $27,500 of the proceeds from a third party loan and $9,791 of the proceeds from a shareholder loan.

We expect to incur a minimum of $75,000  in expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

In their opinion regarding our financial statement for the year ended December 31, 2010, our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations for the Three Months Ended March 31, 2011

We have only recently commenced operations and have generated only minimal revenues.  For the quarter ended March 31, 2011 we incurred operating expenses of $159,345 as compared to $4,050 for the quarter ended March 31, 2010.  The increase in expenses was attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to our company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial and accounting officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in our company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, our company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which our company is a party or in which any director, officer or affiliate of our company, any owner of record or beneficially of more than 5% of any class of voting securities of our company, or security holder is a party adverse to our company or has a material interest adverse to our company. Our property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2011, in connection with the Investment Agreement with Centurion, we issued an aggregate of 1,016,559 shares of our common stock to Centurion. These securities were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.  The issuance did not involve any general solicitation or advertising by us.  Centurion acknowledged the existence of transfer restrictions applicable to the securities sold by us.  Certificates representing the securities sold contain a legend stating the restrictions on transfer to which such securities are subject.

On February 23, 2011, we issued 1,000,000 shares of our restricted common stock to an officer and director as compensation for 2011.  The transaction is exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

On February 23, 2011, we issued 1,000,000 shares of our restricted common stock to an unrelated third-party consultant as payment for the consultant’s services.  The transaction is exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

On April 13, 2011, we entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, we issued 2,000,000 shares of our restricted common stock on said date. This transaction is exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

10.1	Investment Agreement (incorporated herein by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011)

10.2	Registration Rights Agreement (incorporated herein by reference to the company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2011)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2011	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 17, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

Date: May 17, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Secretary and Director
(Principal Internal Accounting and Financial Officer)