Form 10-K/A
period 2010-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-06-13
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A #2

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

Phone Number 972-77-3318877
Fax Number 972-77-3318879

Securities registered pursuant to Section 12(b) of the Exchange Act:
None

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes  ☒ No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Documents Incorporated By Reference:  None

*Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is being filed to reflect a correction in the cover page to indicate that the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, but it is voluntarily filing its annual and quarterly reports.

PART I

Item 1.  Business.
As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our,” “us” or “Medisafe 1 Technologies Corp   Corp, unless the context otherwise indicates refer to Medisafe 1 Technologies Corp., a Delaware corporation .

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

(6)      Common Stock

On July 12, 2009, the Company issued 30,000,000 shares (post forward stock split) of its common stock to three individuals who are directors and officers for proceeds of $600 .

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

Medisafe 1 Technologies Corp.

Date: June 13, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By ;	/s/ Yisrael Gottlieb
Name : Yisrael Gottlieb
Title : Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date June 13, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad Title: Chief Executive Officer, and Director

Date June 13, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb Title: Principal Accounting and Financial Officer, Secretary and Director