Form 10-Q/A
period 2011-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-06-13
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A #1

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 333-161914
Medisafe 1 Technologies Corp.
(Exact name of registrant as specified in its charter)

Delaware	46-0523031
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 is being filed to reflect a correction to the cover page to indicate that the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, but it is voluntarily filing its annual and quarterly reports.

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

On May 9, 2011, the Company prepaid a $45,000 convertible promissory note that was issued to a third party on October 15, 2010.

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

Date: June 13, 2011	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date June 13, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

Date: June 13, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Secretary and Director
(Principal Internal Accounting and Financial Officer)