Form 10-K/A
period 2010-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-07-01
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A #3

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
NoneIndicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.*
Yes  ☒ No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ) Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Explanatory Note

This Amendment No. 3 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 is being filed to reflect a correction in the cover page to indicate that the registrant does not have a class of securities registered pursuant to Section 12(g) of the Exchange Act.

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

PART IV

Item 14.         Exhibits and Financial Statement Schedules.
Exhibit	Description

3.1	Articles of Incorporation of the Company (filed as Exhibit 3.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
3.2	Bylaws of the Company (filed as Exhibit 3.2 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
3.3	Form of Common Stock Certificate of the Company (filed as Exhibit 3.3 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
10.1	Patent Sale Agreement (filed as Exhibit 10.1 to Registration Statement on Form S1, filed with the Securities and Exchange Commission on March 11 2010 )
23	Consent of Independent Auditors(filed herewith)
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)
31.2	Certification of Principal Accounting Officer Pursuant to Exchange Act Rule 13A-14(A)/15D-14(A) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

32.2	Certification of Principal Accounting Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002(filed herewith)

SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medisafe 1 Technologies Corp.

Date: July 1, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By ;	/s/ Yisrael Gottlieb
Name : Yisrael Gottlieb
Title : Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 1, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

Date July 1, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director