Form 10-Q
period 2011-06-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-08-05
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

As of June 30, 2011, 56,903,309  shares of common stock, par value $0.0001 per share, were issued and outstanding.

  *Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
JUNE 30, 2011

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$-	$56,155
Prepaid expenses	212,000	24,000

Total current assets	212,000	80,155

Total Assets	$212,000	$80,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$4,480	$43,568
Loans from related parties - directors and stockholders	34,527	$14,329
Convertible note payable, net of discount	55,707	21,605

Total current liabilities	94,714	79,502

Total liabilities	94,714	79,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 56,903,319 and 51,386,750 shares issued and outstanding, respectively	5,690	5,139
Additional paid-in capital	1,275,036	382,363
(Deficit) accumulated during the development stage	(1,163,440)	(386,849)

Total stockholders' equity (deficit)	117,286	653

Total Liabilities and Stockholders' Equity (Deficit)	$212,000	$80,155

The accompanying notes to financial statements
are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2011
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Research and development	-	-	3,000		123,133
Marketing	-	-	-	-	16,694
Professional fees	23,935	5,400	64,835	9,400	154,262
Consulting	501,000	280	611,000	280	735,794
Filing fees	5,000	6,689	5,000	6,689	13,000
Investor relations	2,186	-	5,827	-	14,984
Legal - incorporation	-	-	-	-	2,250
Other	10,122	80	11,926	130	18,158

Total general and administrative expenses	542,243	12,449	701,588	16,499	1,078,275

(Loss) from Operations	(542,243)	(12,449)	(701,588)	(16,499)	(1,078,275)

Interest and Other Income (Expense)	(57,159)	(175)	(75,003)	(175)	(85,165)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(599,402)	$(12,624)	$(776,591)	$(16,674)	$(1,163,440)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	56,287,583	36,593,407	54,863,789	33,314,917

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2011
 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	600
Net (loss) for the period	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	101,800
Common stock issued for services	140,000	14	27,986	-	28,000
Common stock issued for cash	137,750	14	24,502	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	100,000
Convertible note discount	-	-	32,586	-	32,586
Common stock issued for services	100,000	10	19,990	-	20,000
Net (loss) for the period	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	$5,139	$382,363	$(386,849)	$653
Convertible note discount	-	-	19,914	-	19,914
Common stock issued for services	91,033	9	19,991	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Discount of convertible note	-	-	19,914	-	19,914
Common stock issued for services	2,000,000	200	209,800		210,000
Common stock issued for services	925,536	93	149,907		150,000
Discount of convertible note	-	-	38,397	-	38,397
Common stock issued for services	500,000	50	34,950		35,000
Net (loss) for the period	-	-	-	(776,591)	(776,591)
Balance - June 30, 2011	56,903,319	$5,690	$1,275,036	$(1,163,440)	$117,286

* Post forward stock split

The accompanying notes to financial statements are
an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH ENDED JUNE 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH JUNE 30, 2011
 (Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2011	2010	Inception
Operating Activities:
Net (loss)	$(776,591)	$(16,674)	$(1,163,440)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	815,000	-	1,064,800
Amortization of beneficial conversion feature	49,327	-	58,518
Changes in net assets and liabilities-
Prepaid expenses	(188,000)	-	(212,000)
Deferred offering costs		20,000
Accounts Payable and accrued liabilities	(39,088)	12,339	4,480

Net Cash Provided by (Used in) Operating Activities	(139,352)	15,665	(247,642)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:		-
Proceeds from shareholder loans	119,798	4,030	154,227
Payment of shareholder loans	(99,601)	-	(119,701)
Payment of offering costs	-	-	(20,000)
Proceeds from convertible note payable	108,000	-	153,000
Payment of debt	(45,000)		(45,000)
Proceeds from stock issued	-	80,000	125,116

Net Cash Provided by Financing Activities	83,197	84,030	247,642

Net Increase in Cash	(56,155)	99,695	0

Cash - Beginning of Period	56,155	600	-

Cash - End of Period	$(0)	$100,295	$0

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$-	$-	$(101,800)

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2011, and for the periods ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2011, and the results of its operations and its cash flows for the periods ended June 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended June 30, 2011 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of June 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as June 30, 2011, and expenses for the period ended June 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000.  The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of June 30, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of June 30, 2011, loans from related parties amounted to $34,527, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(5)  Convertible Note Payable

On October 15, 2010 the Company signed a $45,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on July 15, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The principal amount of this note and a prepayment fee of $24,265 was paid on May 5, 2011.

On January 10, 2011, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 15, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On April 1, 2011, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on December 31, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On May 10, 2011, the Company signed a $53,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on February 10, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of June 30, 2011, the balance of convertible notes payable was $55,707 net of unamortized discounts of $52,293.

For the six months ended June 30, 2011 the Company has recognized $3,058 in interest expense related to the notes and has amortized $49,327 of the beneficial conversion features which has been recorded as interest expense.

(6)  Common Stock

On July 12, 2009, the Company issued 30,000,000 shares (post forward stock split) of its common stock to three individuals who are directors and officers for proceeds of $600. The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 20,000,000 shares (post forward stock split) of newly issued common stock at an offering price of $0.005 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

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

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On February 23, 2011, in connection with the Centurion agreement ( see Note 10 ) the Company issued 91,033 shares of its unregistered common stock as payment for legal services. The shares were valued at $20,000.

On April 12, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $210,000 or $0.105 per share based on the current market price less a discount for restricted trading.

On April 14,, 2011, in connection with the Centurion agreement ( see Note 10 )  the Company issued 925,536 shares of its unregistered common stock as payment for services. The shares were valued at $150,000 based on the value of the services.

On May 15, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $35,000 or $0.07 per share based on the current market price less a discount for restricted trading.

(7)  Income Taxes

The provision (benefit) for income taxes for the period ended June 30, 2011, and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$178,616	$2,904
Non-deductible amortization	(11,345)	-
Change in valuation allowance	(167,271)	(2,904)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2011and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$254,132	$88,975
Less - Valuation allowance	(254,132)	(88,975)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended June 30, 2011 and December  31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2011 the Company had approximately $1,105,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

 (8)  Related Party Transactions

As described in Note 4, as June 30, 2011, the Company owed $34,527 to Directors, officers, and principal stockholders of the Company.

On July 15, 2009, the Company entered into a Patent Transfer and Sale Agreement to purchase the patent from one of the Company's directors and a brother of the other director, whereby the Company acquired all of the rights, title and interest in the patent known as the “Protector for administering medicine” in consideration of $100,000.

On January 1, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

For the six months ended June 30, 2011 the Company paid a director share based compensation and benefits of $104,912.

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

(10)  Investment Agreement

The Company entered into an Investment Agreement with Centurion Private Equity, LLC (“Centurion”) on April 13, 2011.  Pursuant to the Investment Agreement, Centurion committed to purchase up to $5,000,000 of our common stock, over a period of time terminating upon the earlier of (i) 24 months from the effective date of this registration statement; or (ii) 30 months from the date of the Investment Agreement, subject to an effective registration statement covering the resale of the common stock and subject to certain conditions and limitations set forth in the Investment Agreement, including limitations based upon the trading volume of the Company’s common stock. The maximum aggregate number of shares issuable by us and purchasable by Centurion under the Investment Agreement is that number of shares of common stock having an aggregate purchase price of $5,000,000.

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

As of June 30, 2011, we had 2 full-time employees and 2 part-time consultants.   We currently expect to hire approximately 10-15 employees over the next 12 months, which will cause us to incur additional costs.

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

The S1 has not yet been declared effective by the SEC

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at June 30  2011 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties. Based upon our historical revenue, we do not  anticipate that we will have revenue for quite awhile and therefore our sales in the future will  not be sufficient to meet our cash flow requirements. To date, we have not generated any revenue.  We incurred a net loss of $776,591 for the six months  ended June 30, 2011, as compared with a net loss of $16,674 for the six months ended June 30, 2010.  This increase was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $1,163,440, which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

Liquidity and Capital Resources

To date, we have financed our operations from the sale of our common stock and convertible notes and contributions from related parties.  However, we will need additional funding in order to pursue our business objectives. Our recent sources of funding have been loans pursuant to convertible notes. Although we have recently entered into an equity line with Centurion, there can be no assurance that we will meet the requirements needed in order to enable us to use the equity line.

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

For the six months ended June 30, 2011 our net cash used in operating activities was $139,352. The primary adjustment to our cash from operations were common stock issuances for services and compensation and a reduction in prepaid expenses.

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

Results of Operations for the Six Months Ended June 30, 2011

We have only recently commenced operations and have not generated revenues.  For the six months  ended June 30, 2011 we incurred operating expenses of $701,588 as compared to $16,499 for the six months  ended June 30, 2010.  The increase in expenses was attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 1, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On January 1, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 1,000,000 shares of its unregistered common stock on said date valued at $200,000 or $0.20 per share based on the current market price less a discount for restricted trading.

On February 23, 2011, in connection with the Investment Agreement with Centurion, the Company issued 91,033 shares of its unregistered common stock as payment for legal services. The shares were valued at $20,000.

On April 12, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $210,000 or $0.105 per share based on the current market price less a discount for restricted trading.

On April 14,, 2011, in connection with the Investment Agreement with Centurion the Company issued 925,536 shares of its unregistered common stock as payment for services. The shares were valued at $150,000 based on the value of the services.

On May 15, 2011, the Company entered into an agreement with an unrelated third-party consultant. As payment for the consultant’s services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $35,000 or $0.07 per share based on the current market price less a discount for restricted trading.

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

Date: August 5, 2011	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 5, 2011	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: President and Director
(Principal Executive Officer)

Date: August 5, 2011	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Secretary and Director
(Principal Internal Accounting and Financial Officer)