Form 10-Q
period 2011-09-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2011-11-14
CIK 1471487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30, 2011

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

As of September , 30, 2011, 91,903,309  shares of common stock, par value $0.0001 per share, were issued and outstanding.

  *Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

PART I
FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	As of	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$943	$56,155
Prepaid expenses	152,875	24,000

Total current assets	153,818	80,155

Total Assets	$153,818	$80,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$18,865	$43,568
Loans from related parties - directors and stockholders	49,406	$14,329
Convertible note payable, net of discount	59,118	21,605

Total current liabilities	127,389	79,502

Total liabilities	127,389	79,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 200,000,000 shares authorized; 91,903,319 and 51,386,750 shares issued and outstanding, respectively	9,190	5,139
Additional paid-in capital	1,521,511	382,363
(Deficit) accumulated during the development stage	(1,504,273)	(386,849)

Total stockholders' equity (deficit)	26,428	653

Total Liabilities and Stockholders' Equity (Deficit)	$153,817	$80,155

The accompanying notes to financial statements
are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2011	2010	2011	2010	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Research and development	-	9,166	3,000	9,166	123,133
Marketing	-	-	-	-	16,694
Professional fees	7,007	19,934	71,842	31,400	161,269
Consulting	277,875	8,000	888,875	8,280	1,013,669
Filing fees	9,444	-	14,444	4,623	22,444
Investor relations		1,775	5,827	1,775	14,984
Legal - incorporation	-	-	-	-	2,250
Rent		-	3,559	-	3,559
Other	57	768	8,424	898	14,656

Total general and administrative expenses	294,383	39,643	995,971	56,142	1,372,658

(Loss) from Operations	(294,383)	(39,643)	(995,971)	(56,142)	(1,372,658)

Interest and Other Income (Expense)	(46,450)	(228)	(121,453)	(403)	(131,615)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(340,833)	$(39,871)	$(1,117,424)	$(56,545)	$(1,504,273)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	57,283,754	50,000,000	54,981,418	38,937,729

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2011
 (Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-

Common stock issued for cash	30,000,000	3,000	(2,400)	-	600

Net (loss) for the period	-	-	-	(122,114)	(122,114)

Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)

Common stock issued for cash	20,000,000	2,000	78,000	-	80,000

Common stock issued to retire debt	509,000	51	101,749	-	101,800

Common stock issued for services	140,000	14	27,986	-	28,000

Common stock issued for cash	137,750	14	24,502	-	24,516

Common stock issued as compensation	500,000	50	99,950	-	100,000

Convertible note discount	-	-	32,586	-	32,586

Common stock issued for services	100,000	10	19,990	-	20,000

Net (loss) for the period	-	-	-	(264,735)	(264,735)

Balance - December 31, 2010	51,386,750	$5,139	$382,363	$(386,849)	$653

Convertible note discount	-	-	19,914	-	19,914

Common stock issued for services	91,033	9	19,991	-	20,000

Common stock issued for services	1,000,000	100	199,900	-	200,000

Common stock issued for services	1,000,000	100	199,900	-	200,000

Discount of convertible note	-	-	19,914	-	19,914

Common stock issued for services	2,000,000	200	209,800		210,000

Common stock issued for services	925,536	93	149,907		150,000

Discount of convertible note	-	-	38,397	-	38,397

Common stock issued for services	500,000	50	34,950		35,000

Common stock issued for services	35,000,000	3,500	215,250		218,750

Convertible note discount	-	-	31,225	-	31,225

Net (loss) for the period	-	-	-	(1,117,424)	(1,117,424)

Balance - September 30, 2011	91,903,319	$9,190	$1,521,511	$(1,504,273)	$26,429

The accompanying notes to financial statements are
an integral part of these financial statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH ENDED SEPTEMBER 30, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)
THROUGH SEPTEMBER 30, 2011
 (Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2011	2010	Inception
Operating Activities:
Net (loss)	$(1,117,424)	$(56,545)	$(1,504,273)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Common stock issued for services and compensation	1,033,750	-	1,283,550
Amortization of beneficial conversion feature	78,963	-	88,154
Changes in net assets and liabilities-
Prepaid expenses	(128,875)	-	(152,875)
Deferred offering costs		20,000
Accounts Payable and accrued liabilities	(24,703)	15,282	18,865

Net Cash Provided by (Used in) Operating Activities	(158,289)	(21,263)	(266,579)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:		-
Proceeds from shareholder loans	163,678	(8,874)	198,107
Payment of shareholder loans	(128,601)	-	(148,701)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	140,500	-	185,500
Payment of debt	(72,500)		(72,500)
Proceeds from stock issued	-	80,000	125,116

Net Cash Provided by Financing Activities	103,077	71,126	267,522

Net Increase in Cash	(55,212)	49,863	943

Cash - Beginning of Period	56,155	600	-

Cash - End of Period	$943	$50,463	$943

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$40,137	$-	$40,137
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$-	$-	$(101,800)

The accompanying notes to financial statements are
an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

Basis of Presentation and Organization

Medisafe 1 Technologies Corp. (“Medisafe 1 Technologies” or the “Company”) is a Delaware corporation in the development stage and has not commenced operations. The Company was incorporated un    der the laws of the State of Delaware on July 7, 2009. The business plan of the Company is to develop a commercial application of the design in a patent titled “Protector for administering medicine” which is a device that prevents errors in administering medications. The Company also intends to enhance the existing prototype, and manufacture and market the product and/or seek third party entities interested in licensing the rights to manufacture and market the device. The accompanying financial statements of Medisafe 1 Technologies were prepared from the accounts of the Company under the accrual basis of accounting.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2011, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2011, and the results of its operations and its cash flows for the periods ended September 30, 2011, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2011. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2010, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended September 30, 2011 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as September 30, 2011, and expenses for the period ended September 30, 2011, and cumulative from inception. Actual results could differ from those estimates made by management.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of September 30, 2011, loans from related parties amounted to $49,406, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On January 10, 2011, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on October 15, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The principal amount of this note and a prepayment fee of $15,872 was paid on July 25, 2011.

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

On August 23, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of September 30, 2011, the balance of convertible notes payable was $113,000 net of unamortized discounts of $52,882.

For the nine months ended September 30, 2011 the Company has recognized $4,839 in interest expense related to the notes and has amortized $78,963 of the beneficial conversion features which has been recorded as interest expense.

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

On February 23, 2011, the Company issued 91,033 shares of its unregistered common stock as payment for legal services. The shares were valued at $20,000.

On April 12, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 2,000,000 shares of its unregistered common stock on said date valued at $210,000 or $0.105 per share based on the current market price less a discount for restricted trading.

On April 12, 2011, the Company issued 925,536 shares of its unregistered common stock as payment for services. The shares were valued at $150,000.

On May 15, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 500,000 shares of its unregistered common stock on said date valued at $35,000 or $0.07 per share based on the current market price less a discount for restricted trading.

On September 27, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 20,000,000 shares of its unregistered common stock on said date valued at $125,000 or $0.0063 per share based on the current market price less a discount for restricted trading.

On September 27, 2011, the Company issued 15,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $93,750 or $0.0063 per share based on the current market price less a discount for restricted trading.

(7)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2011, and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$78,392	$9,170
Non-deductible amortization	(18,161)	-
Change in valuation allowance	(60,230)	(9,170)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 2011and December 31, 2010, as follows:

	2011	2010

Loss carryforwards	$325,707	$88,975
Less - Valuation allowance	(325,707)	(88,975)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2011 and December  31, 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2011 the Company had approximately $1,400,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

 (8)  Related Party Transactions

As described in Note 4, as September 30, 2011, the Company owed $49,406 to Directors, officers, and principal stockholders of the Company.

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

On September 27, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 20,000,000 shares of its unregistered common stock on said date valued at $125,000 or $0.0063 per share based on the current market price less a discount for restricted trading.

For the nine months ended September 30, 2011 the Company paid a director share based compensation and benefits of $279,912.

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

As of September 30, 2011, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

(11) Subsequent Event

On October 19, 2011, the Company agreed to sell a $30,000 convertible promissory note to a third party.  The note bears interest at 8% per annum.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

On July 15, 2009, we entered into an exclusive worldwide patent sale agreement (the "Patent Transfer and Sale Agreement") with Yisrael Elhadad and Yisrael Gottlieb, pursuant to which we purchased Patent Number: 7,347,841 (the “Patent”) for a technology for a medical assembly and a protector, or locking mechanism, that is intended to ensure that no substances can be released from the hypodermic needle without positive pre-matching between the substance and the specific patient. The Patent was acquired by us in exchange for the payment to Yisrael Elhadad and Yisrael Gottlieb (our director and chief financial officer) of  One Hundred Thousand United States Dollars (US $100,000).  Our principal business to date has been the acquisition of the Patent and the development of a prototype.    The Medisafe technology has the potential to be adopted as a standard in all major markets, making a decisive contribution towards the elimination of errors from inject able medication.

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

As of September 30, 2011, we had 2 full-time employees and 2 part-time consultants.   We currently expect to hire approximately 10-15 employees over the next 12 months, which will cause us to incur additional costs.

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

As of September 30, 2011, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at September 30, 2011 was $943. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties. Based upon our historical revenue, we do not  anticipate that we will have revenue for quite awhile and therefore our sales in the future will  not be sufficient to meet our cash flow requirements. To date, we have not generated any revenue.  We incurred a net loss of $1,117,424 for the nine months  ended September 30, 2011, as compared with a net loss of $56,545 for the nine months ended September 30, 2010.  This increase was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $1,504,273, which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

For the nine months ended September 30, 2011 our net cash used in operating activities was $158,289. The primary adjustment to our cash from operations were common stock issuances for services and compensation and a reduction in prepaid expenses.

We expect to incur a minimum of $75,000  in operating expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

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

Results of Operations for the Nine Months Ended September 30, 2011

We have only recently commenced operations and have not generated revenues.  For the nine  months  ended September  30, 2011 we incurred operating expenses of $995,971 as compared to $56,142 for the nine  months  ended September  30, 2010.  The increase in expenses was attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

On September 27, 2011, the Company entered into an agreement with a director and officer of the Company. As payment for services, the Company issued 20,000,000 shares of its unregistered common stock on said date valued at $125,000 or $0.0063 per share based on the current market price less a discount for restricted trading.

On September 27, 2011, the Company issued 15,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $93,750 or $0.0063 per share based on the current market price less a discount for restricted trading.

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

Date: November 14, 2011	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 14 , 2011	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

Date: November 14 , 2011	By:	/s/ Yisrael Gottlieb
	Name:	Yisrael Gottlieb
	Title:	Secretary and Director
(Principal Internal Accounting and Financial Officer)