Form 10-K
period 2011-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2012-03-30
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

None Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of  March 29, 2011 was 257,790,993 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $1,285,000 based upon $0.005 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

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

 Our independent accountants in their audit report for the financial statements for the years ended December 31, 2011 and 2010 have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We believe that if we do not raise additional funds, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 23 2010, under the ticker symbol  MFTH  The Company started trading on August 13 . The high/low for the quarter was $0.034 / $0.0025 ccordingly

Holders

As of  March 29, 2011, there were 257,790,993 common shares issued and outstanding, which were held by 14 stockholders of record.

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

Equity Compensation Plans

We do not have any equity compensation plans. However, we have issued shares of common stock  to consultants as compensation for various consulting services performed by such outside consultants. ( see Recent Sales of Unregistered Securities )

Recent Sales of Unregistered Securities; Use of Proceeds from Registered

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

On November 28, 2011, the Company filed a certificate of amendment of certificate of incorporation with the state of Delaware to increase the amount of authorized common stock to 500,000,000 shares.

The transactions referred to in this section are exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

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

As of December 31, 2011, we had  $528  in cash as compared to $56,155  in cash as of December 31, 2010. We incurred a net loss of $1,343,786 for the year ended December 31, 2011 as compared with a net loss of $264,735  for the year ended December 31 2010.  This increase was mainly attributable to the professional and consulting fees which increased in 2011. Our cumulative net loss since inception is $1,730,635, which is comprised mainly of general and administrative expenses.

The Company does not believe that its cash resources will be sufficient to fund its expenses and pay its liabilities over the next 12 months. There can be no assurance that additional capital will be available to the Company. The Company currently is in discussions with certain financial entities for equity funding. Since the Company has no such arrangements  in effect, its inability if as such to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

On April 1, 2011, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on December 31, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The principal amount of this note and a prepayment fee of $14,822 was paid on October 11, 2011.

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

On November 3, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On November 23, 2011, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

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

DECEMBER 31, 2011

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Medisafe 1 Technologies Corp.:

We have audited the accompanying balance sheets of Medisafe 1 Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the periods ended December 31, 2011 and 2010, and from inception (July 7, 2009) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medisafe 1 Technologies Corp. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the periods ended December 31, 2011 and 2010, and from inception (July 7, 2009) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As such, it has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Weinberg & Baer LLC

Weinberg & Baer LLC

Baltimore, Maryland

March 1, 2012

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	As of	As of
	December 31,	December 31,
	2011	2010
ASSETS

Current Assets:
Cash and cash equivalents	$528	$56,155
Prepaid expenses	-	24,000

Total current assets	528	80,155

Total Assets	$528	$80,155

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$26,736	$43,568
Loans from related parties - directors and stockholders	20,093	$14,329
Convertible notes payable, net of discount	76,769	21,605

Total current liabilities	123,598	79,502

Total liabilities	123,598	79,502

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 91,903,319 and 51,386,750 shares issued and outstanding, respectively	9,190	5,139
Additional paid-in capital	1,598,374	382,363
(Deficit) accumulated during the development stage	(1,730,634)	(386,849)

Total stockholders' equity (deficit)	(123,070)	653

Total Liabilities and Stockholders' Equity (Deficit)	$528	$80,155

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	3,000	18,333	123,133
Marketing	-	16,694	16,694
Professional fees	85,262	80,427	174,689
Consulting	1,041,750	118,694	1,166,544
Filing fees	14,444	5,036	22,444
Investor relations	5,827	9,157	14,984
Legal - incorporation	-	-	2,250
Other	13,843	6,232	20,075

Total general and administrative expenses	1,164,126	254,573	1,540,813

(Loss) from Operations	(1,164,126)	(254,573)	(1,540,813)

Interest and Other Income (Expense)	(179,660)	(10,162)	(189,822)

Provision for income taxes	-	-	-

Net (Loss)	$(1,343,786)	$(264,735)	$(1,730,635)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.02)	$(0.01)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	64,601,117	41,985,188

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2011

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	600
Net (loss) for the period	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	$3,000	$(2,400)	$(122,114)	$(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	101,800
Common stock issued for services	140,000	14	27,986	-	28,000
Common stock issued for cash	137,750	14	24,502	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	100,000
Convertible note discount	-	-	32,586	-	32,586
Common stock issued for services	100,000	10	19,990	-	20,000
Net (loss) for the period	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	$5,139	$382,363	$(386,849)	$653
Common stock issued for services	91,033	9	19,991	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Common stock issued for services	2,000,000	200	209,800		210,000
Common stock issued for services	925,526	93	149,907		150,000
Common stock issued for services	500,000	50	34,950		35,000
Common stock issued for services	35,000,000	3,500	215,250		218,750
Discount of convertible notes			186,313		186,313
Net (loss) for the period	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	$9,190	$1,598,374	$(1,730,635)	$(123,070)

* Post forward stock split

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2011

	Year	Year
	Ended	Ended	Cumulative
	December 31,	December 31,	From
	2011	2010	Inception
Operating Activities:
Net (loss)	$(1,343,786)	$(264,735)	$(1,730,635)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	1,033,750	148,000	1,283,550
Amortization of beneficial conversion feature	120,977	9,191	130,168
Changes in net assets and liabilities-
Prepaid expenses	24,000	(24,000)	-
Accounts Payable and accrued liabilities	(16,832)	33,354	26,736

Net Cash Provided by (Used in) Operating Activities	(181,891)	(98,190)	(290,181)

Investing Activities:	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:		-
Proceeds from shareholder loans	207,668	14,329	242,097
Payment of shareholder loans	(201,904)	(20,100)	(222,004)
Payment of deferred offering costs	-	(10,000)	(20,000)
Proceeds from convertible note payable	220,500	45,000	265,500
Payment of debt	(100,000)	-	(100,000)
Proceeds from stock issued	-	124,516	125,116

Net Cash Provided by Financing Activities	126,264	153,745	290,709

Net Increase (Decrease) in Cash	(55,627)	55,555	528

Cash - Beginning of Period	56,155	600	-

Cash - End of Period	$528	$56,155	$528

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$54,959	$-	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$-	$-	$(101,800)

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended December 31, 2011 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of December 31, 2011, the carrying value of accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2011, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses. Actual results could differ from those estimates made by management.

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

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares (20,000,000 shares post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of December 31, 2011, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loans from Related Parties - Directors and Stockholders

As of December 31, 2011, loans from related parties amounted to $20,093, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

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

On April 1, 2011, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on December 31, 2011.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 58% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. The principal amount of this note and a prepayment fee of $14,822 was paid on October 11, 2011.

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

On November 3, 2011, the Company signed a $30,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

On November 23, 2011, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2011, the balance of convertible notes payable was $76,769 net of unamortized discounts of $88,731.

For the year ended December 31, 2011 the Company has recognized $58,683 in interest expense related to the notes and has amortized $120,977 of the beneficial conversion features which has been recorded as interest expense.

(6)  Common Stock

On July 12, 2009, the Company issued 30,000,000 shares (post forward stock split) of its common stock to three individuals who are directors and officers for proceeds of $600.

The Company has commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares (20,000,000 shares post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

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

On November 28, 2011, the Company filed a certificate of amendment of certificate of incorporation with the state of Delaware to increase the amount of authorized common stock to 500,000,000 shares.

(7)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2011, and 2010 was as follows (assuming a 23% effective tax rate):

	2011	2010

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$309,071	$60,889
Non-deductible amortization	(27,825)	-
Change in valuation allowance	(281,246)	(60,889)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2011and 2010, as follows:

	2011	2010

Loss carryforwards	$368,107	$88,975
Less - Valuation allowance	(368,107)	(88,975)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2011 and 2010, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2011 the Company had approximately $1,600,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2031.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(8)  Related Party Transactions

As described in Note 4, as December 31, 2011, the Company owed $20,093 to Directors, officers, and principal stockholders of the Company.

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

As of December 31, 2011, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item9A.   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer, to allow timely decisions regarding required disclosure. As of December 31 2011 we conducted an evaluation, under the supervision, and with the participation of our CEO and internal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and Internal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

Changes in internal control over financial reporting

During the year ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held

Jacob Elhadad	35	President and Director

Yisrael Gottlieb	38	Secretary and Director and Internal Financial and Accounting Officer

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

Auditors

Weinberg & Bear LLC, an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers however we plan to implement one in the second quarter of 2011. We do not have a “financial expert” on the board or an audit committee or nominating committee.

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

Item 10.         Executive Compensation.

Summary Compensation

Since our incorporation, we have  paid the following compensation to  our officer or directors  in consideration for their services rendered to our Company in their capacity as such.

1)	$3,000 which was paid to a Director for commissions on an equity investment in 2010
2)	21,000,000 shares to its Directors as compensation in 2011 valued at $325,000.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of  March 29 , 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 257,790,993 shares of our common stock issued and outstanding as of  March 29 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Yisrael Gottlieb c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	60,000,000	23%

Jacob Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	81,000,000	31%

Yisrael Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	10,000,000	4%

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

As of December 31, 2011, the Company owed to a  Director and  stockholder of the Company $20,093.

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is  Weinberg & Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2011	For Fiscal Year Ended December 31, 2010
Audit Fees	$16,000	$14,000

Tax Fees	$500	$500

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

Medisafe 1 Technologies Corp.

Date: March 29, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date March 29, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

Date March 29, 2012	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

