Form 10-Q
period 2012-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2012-05-21
CIK 1471487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2012

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

As of March 31, 2012, 268,135,820  shares of common stock, par value $0.0001 per share, were issued and outstanding.

  *Although the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act, it is voluntarily filing its annual and quarterly reports.

2

PART I

FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2012

Financial Statements-

Balance Sheets as of March 31, 2012 and December 31, 2011	F-2

Statements of Operations for the Three Months Ended
March 31, 2012 and 2011 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through March 31, 2012	F-4

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and 2011 And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	As of	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,018	$528
Prepaid expenses	275,625	-

Total current assets	277,643	528

Loan receivable	10,000	-

Total Assets	$287,643	$528

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$19,740	$26,736
Loans from related parties - directors and stockholders	27,782	20,093
Convertible notes payable, net of discount	39,221	76,769

Total current liabilities	86,743	123,598

Total liabilities	86,743	123,598

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 500,000,000 shares authorized; 268,135,820 and 91,903,319 shares issued and outstanding, respectively	26,813	9,190
Additional paid-in capital	2,053,050	1,598,374
(Deficit) accumulated during the development stage	(1,878,963)	(1,730,634)

Total stockholders' equity (deficit)	200,900	(123,070)

Total Liabilities and Stockholders' Equity (Deficit)	$287,643	$528

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception

Revenues	$-	$-	$-

Expenses:
Research and development	-	3,000	123,133
Marketing	-	-	16,694
Professional fees	6,500	40,900	181,189
Consulting	97,505	110,000	1,264,049
Filing fees	-	-	22,444
Investor relations	-	3,641	14,984
Legal - incorporation	-	-	2,250
Other	69	1,804	20,144

Total general and administrative expenses	104,074	159,345	1,644,887

(Loss) from Operations	(104,074)	(159,345)	(1,644,887)

Interest and Other Income (Expense)	(44,254)	(17,844)	(234,076)

Provision for income taxes	-	-	-

Net (Loss)	$(148,328)	$(177,189)	$(1,878,963)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	232,006,995	51,386,750

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2012

(Unaudited)

				(Deficit)
				Accumulated
			Additional	During the
	Common stock*		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	600
Net (loss) for the period	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	3,000	(2,400)	(122,114)	(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	101,800
Common stock issued for services	140,000	14	27,986	-	28,000
Common stock issued for cash	137,750	14	24,502	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	100,000
Convertible note discount	-	-	32,586	-	32,586
Common stock issued for services	100,000	10	19,990	-	20,000
Net (loss) for the period	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	5,139	382,363	(386,849)	653
Common stock issued for services	91,033	9	19,991	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	200,000
Common stock issued for services	2,000,000	200	209,800	-	210,000
Common stock issued for services	925,526	93	149,907	-	150,000
Common stock issued for services	500,000	50	34,950	-	35,000
Common stock issued for services	35,000,000	3,500	215,250	-	218,750
Discount of convertible notes	-	-	186,313	-	186,313
Net (loss) for the period	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	9,190	1,598,374	(1,730,635)	(123,070)
Common stock issued for services	125,000,000	12,500	355,000	-	367,500
Common stock issued upon conversion of convertible debt	51,232,511	5,123	78,058	-	83,181
Discount of convertible notes	-	-	21,618	-	21,618
Net (loss) for the period	-	-	-	(148,328)	(148,328)
Balance - March 31, 2012	268,135,820	$26,813	$2,053,050	$(1,878,963)	$200,900

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH MARCH 31, 2012

(Unaudited)

	Three Months Ended		Cumulative
	March 31,		From
	2012	2011	Inception
Operating Activities:
Net (loss)	$(148,328)	$(177,189)	$(1,878,963)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	370,680	420,000	1,654,230
Amortization of beneficial conversion feature	41,570	16,474	171,738
Changes in net assets and liabilities-
Prepaid expenses	(275,625)	(294,000)	(275,625)
Accounts Payable and accrued liabilities	(6,996)	(9,630)	19,740

Net Cash Provided by (Used in) Operating Activities	(18,699)	(44,345)	(308,880)

Investing Activities:
Loan	(10,000)	-	(10,000)

Net Cash Used in Investing Activities	(10,000)	-	(10,000)

Financing Activities:
Proceeds from shareholder loans	33,000	9,791	275,097
Payment of shareholder loans	(25,311)	-	(247,315)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	22,500	27,500	288,000
Payment of debt	-	-	(100,000)
Proceeds from stock issued	-		125,116

Net Cash Provided by Financing Activities	30,189	37,291	320,898

Net Increase (Decrease) in Cash	1,490	(7,054)	2,018
		-
Cash - Beginning of Period	528	56,155	-

Cash - End of Period	$2,018	$49,101	$2,018

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$80,000	$-	$181,800

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2012, and the results of its operations and its cash flows for the periods ended March 31, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended March 31, 2012 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of March 31, 2012, the cash resources of the Company were insufficient to meet its current business plan, and the Company had negative working capital. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Loan receivable

On March 5, 2012, the Company entered into an agreement with Natural Dream Ltd., an Israeli company, to purchase exclusive marketing and distribution rights for Natural Dream cosmetics. The Company agreed to allocate 10 million restricted common shares for Natural Dream Ltd. The shares are to be issued to Natural Dreams Ltd. according to milestones. In consideration of the exclusive marketing and distribution rights the Company agreed to loan Natural Dream Ltd. $853,950 over five years. The loans will be repaid by Natural Dreams by supplying the Company with products according to an agreed-upon price list. The Company agreed to pay for clinical trials and patent registration of Natural Dream products. Intellectual property will be equally and jointly owned by the Company and Natural Dream Ltd.

(5)  Loans from Related Parties - Directors and Stockholders

As of March 31, 2012, loans from related parties amounted to $27,782, and represented working capital advances from officers who are also stockholders of the Company. The loans are unsecured, non-interest bearing, and due on demand.

(6)  Convertible Note Payable

On August 23, 2011, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of March 31, 2012, the remaining principal balance of the note was $5,500.

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

On March 29, 2012, the Company signed a $22,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on December 29, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2012, the balance of convertible notes payable was $39,221 net of unamortized discounts of $68,779.

For the period ended March 31, 2012 the Company has recognized $2,684 in interest expense related to the notes and has amortized $41,570 of the beneficial conversion features which has been recorded as interest expense.

(7)  Common Stock

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

On January 4, 2012, the Company entered into an agreement with directors and officers of the Company. As payment for services, the Company issued 100,000,000 shares of its unregistered common stock on said date valued at $175,000 or $0.0025 per share based on the current market price less a discount for restricted trading.

On February 10, 2012, the Company issued 25,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $192,500 or $0.011 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to March 31, 2012, the Company issued 51,232,511 shares of its common stock valued at $83,181 to retire convertible debt and accrued interest.

(8)  Income Taxes

The provision (benefit) for income taxes for the period ended March 31, 2012, and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$34,115	$40,753
Non-deductible amortization	(9,561)	(3,789)
Change in valuation allowance	(24,554)	(36,964)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 20121and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$392,662	$368,107
Less - Valuation allowance	(392,662)	(368,107)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended March 31, 2012, and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2012 the Company had approximately $1,700,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(9)  Related Party Transactions

As of March 31, 2012, the Company owed $27,782 to Directors, officers, and principal stockholders of the Company.

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

On January 4, 2012, the Company entered into an agreement with directors and officers of the Company. As payment for services, the Company issued 100,000,000 shares of its unregistered common stock on said date valued at $175,000 or $0.0025 per share based on the current market price less a discount for restricted trading.

For the period ended March 31, 2012 the Company expensed $43,750 of share based compensation paid to directors and officers.

(10)  Commitments

On August 27, 2009, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”) for transfer agent services. Under the Agreement, the Company is obligated to pay annual fees of $1,800 in addition to standard service fees for transfer agent services received. The agreement can be terminated by either party at any time.

On March 5, 2012, the Company entered into an agreement with Natural Dream Ltd., an Israeli company, to purchase exclusive marketing and distribution rights for Natural Dream cosmetics. The Company agreed to allocate 10 million restricted common shares for Natural Dream Ltd. The shares are to be issued to Natural Dreams Ltd. according to milestones. In consideration of the exclusive marketing and distribution rights the Company agreed to loan Natural Dream Ltd. $853,950 over five years. The loans will be repaid by Natural Dreams by supplying the Company with products according to an agreed-upon price list. The Company agreed to pay for clinical trials and patent registration of Natural Dream products. Intellectual property will be equally and jointly owned by the Company and Natural Dream Ltd.

(11) Investment Agreement

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

As of March 31, 2012, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

As of March 31 2012 , we had 2 full-time employees and 2 part-time consultants.

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

As of March 31 2012, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at March 31 2012 was $2,018. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties. Based upon our historical revenue, we do not  anticipate that we will have revenue for quite awhile and therefore our sales in the future will  not be sufficient to meet our cash flow requirements. To date, we have not generated any revenue.  We incurred a net loss of $148,328 for the three months  ended March 31 2012, as compared with a net loss of $177,189 for the three months ended March 31 2012.  This loss was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $1,878,963 which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

For the three months ended March 31 2012 our net cash used in operating activities was $18,699. The primary adjustment to our cash from operations were common stock issuances for services and compensation and a reduction in prepaid expenses.

We expect to incur a minimum of $75,000  in operating expenses during the next twelve months of operations.  Accordingly, we will have to raise the funds to pay for these expenses. We might do so through a private offering. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party.

Going Concern Consideration

In their opinion regarding our financial statement for the year ended December 31, 2011, our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations for the Three Months Ended March 31 2012

We have only recently commenced operations and have not generated revenues.  For the three   months ended March 31 2012 we incurred operating expenses of $104,074 as compared to $159,345 for the three  months  ended March 31 2011.  These expenses were attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 4, 2012, the Company entered into an agreement with directors and officers of the Company. As payment for services, the Company issued 100,000,000 shares of its unregistered common stock on said date valued at $175,000 or $0.0025 per share based on the current market price less a discount for restricted trading.

On February 10, 2012, the Company issued 25,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $192,500 or $0.011 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to March 31, 2012, the Company issued 51,232,511 shares of its common stock valued at $83,181 to retire convertible debt and accrued interest.

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

Date: May 21 2012	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 21 2012	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

Date: May 21 2012	By:	/s/ Yisrael Gottlieb
	Name:	Yisrael Gottlieb
	Title:	Secretary and Director
(Principal Internal Accounting and Financial Officer)

