Form 10-K/A
period 2011-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2012-09-28
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

Medisafe 1 Technologies Corp.

Date: September 28, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 28, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

Date: September 28, 2012	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

