Form 10-K/A
period 2011-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2012-10-29
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 2

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

Medisafe 1 Technologies Corp.

Date: October 29, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 29, 2012	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

Date: October 29, 2012	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

