Form 10-Q
period 2012-09-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2012-11-09
CIK 1471487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  September 30 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   *☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated filer	☐	Large accelerated filer	☐
Smaller reporting company	☒	Non-accelerated filer	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of September 30, 2012, 540,931,158  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	As of	As of
	September 30,	December 31,
	2012	2011
	(Unaudited)	(Audited)

ASSETS

Current Assets:
Cash and cash equivalents	$-	$528
Due from related parties	6,615	-
Prepaid expenses	91,875	-

Total current assets	98,490	528

Loan receivable	10,000	-

Total Assets	$108,490	$528

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$26,170	$26,736
Loans from related parties - directors and stockholders	-	20,093
Convertible notes payable, net of discount	38,876	76,769

Total current liabilities	65,046	123,598

Total liabilities	65,046	123,598

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 540,931,158 and 91,903,319 shares issued and outstanding, respectively	54,093	9,190
Additional paid-in capital	2,450,338	1,598,374
Stock subscription receivable	(10,000)	-
Treasury stock, at cost	(28,653)	-
(Deficit) accumulated during the development stage	(2,422,334)	(1,730,634)

Total stockholders' equity (deficit)	43,444	(123,070)

Total Liabilities and Stockholders' Equity (Deficit)	$108,490	$528

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012

AND 2011, AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30,		September 30,		From
	2012	2011	2012	2011	Inception

Revenues	$-	$-	$-	$-	$-

Expenses:
Research and development	-	-	-	3,000	123,133
Marketing	-	-	-	-	16,694
Professional fees	10,700	7,007	27,178	71,842	201,867
Consulting	337,475	277,875	526,855	888,875	1,693,399
Filing fees	-	9,444	-	14,444	22,444
Investor relations	450	-	450	5,827	15,434
Legal - incorporation	-	-	-	-	2,250
Other	2,824	57	5,909	11,983	25,984

Total general and administrative expenses	351,449	294,383	560,392	995,971	2,101,205

(Loss) from Operations	(351,449)	(294,383)	(560,392)	(995,971)	(2,101,205)

Interest and Other Income (Expense)	(40,382)	(46,450)	(131,307)	(121,453)	(321,129)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$(391,831)	$(340,833)	$(691,699)	$(1,117,424)	$(2,422,334)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	484,653,002	57,283,754	340,597,556	54,981,418

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

						(Deficit)
						Accumulated
			Additional	Stock		During the
	Common stock*		Paid-in	Subscriptions	Treasury	Development
Description	Shares	Amount	Capital	Receivable	Stock	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	-	-	600
Net (loss) for the period	-	-	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	3,000	(2,400)	-	-	(122,114)	(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	-	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	-	-	101,800
Common stock issued for services	140,000	14	27,986	-	-	-	28,000
Common stock issued for cash	137,750	14	24,502	-	-	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	-	-	100,000
Convertible note discount	-	-	32,586	-	-	-	32,586
Common stock issued for services	100,000	10	19,990	-	-	-	20,000
Net (loss) for the period	-	-	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	5,139	382,363	-	-	(386,849)	653
Common stock issued for services	91,033	9	19,991	-	-	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	200,000
Common stock issued for services	2,000,000	200	209,800	-	-	-	210,000
Common stock issued for services	925,526	93	149,907	-	-	-	150,000
Common stock issued for services	500,000	50	34,950	-	-	-	35,000
Common stock issued for services	35,000,000	3,500	215,250	-	-	-	218,750
Discount of convertible notes	-	-	186,313	-	-	-	186,313
Net (loss) for the period	-	-	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	9,190	1,598,374	-	-	(1,730,635)	(123,070)
Common stock issued for services	125,000,000	12,500	355,000	-	-	-	367,500
Common stock issued upon conversion of convertible debt	51,232,511	5,123	78,058	-	-	-	83,181
Discount of convertible notes	-	-	21,618	-	-	-	21,618
Common stock issued upon conversion of convertible debt	38,729,125	3,874	40,826	-	-	-	44,700
Common stock issued for cash	19,000,000	1,900	48,100	(10,000)	-	-	40,000
Discount of convertible notes	-	-	31,225	-	-	-	31,225
Purchase of 3,100,000 shares common stock for the treasury	-	-	-	-	(28,653)	-	(28,653)
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	75,000
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	75,000
Discount of convertible notes	-	-	26,403	-	-	-	26,403
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	37,800
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	37,800
Common stock issued upon conversion of convertible debt	17,142,857	1,714	10,286	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,461,538	1,846	10,154	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,181,818	1,818	8,182	-	-	-	10,000
Common stock issued upon conversion of convertible debt	25,280,000	2,528	10,112	-	-	-	12,640
Net (loss) for the period	-	-	-	-	-	(691,699)	(691,699)
Balance - September 30, 2012	540,931,158	$54,093	$2,450,338	$(10,000)	$(28,653)	$(2,422,334)	$43,445

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Nine Months Ended		Cumulative
	September 30,		From
	2012	2011	Inception
Operating Activities:
Net (loss)	$(691,699)	$(1,117,424)	$(2,422,334)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services, compensation and interest	603,573	1,033,750	1,887,123
Amortization of beneficial conversion feature	124,353	78,963	254,521
Foregiveness of accrued interest	(1,453)	-	(1,453)
Changes in net assets and liabilities-
Prepaid expenses	(91,875)	(128,875)	(91,875)
Accounts Payable and accrued liabilities	(566)	(24,703)	26,170

Net Cash Provided by (Used in) Operating Activities	(57,667)	(158,289)	(347,848)

Investing Activities:
Loans to shareholders	(6,615)	-	(6,615)
Loan	(10,000)	-	(10,000)

Net Cash Used in Investing Activities	(16,615)	-	(16,615)

Financing Activities:
Proceeds from shareholder loans	33,000	163,678	275,097
Payment of shareholder loans	(53,093)	(128,601)	(275,097)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	82,500	140,500	348,000
Payment of debt	-	(72,500)	(100,000)
Cash paid for treasury stock	(28,653)	-	(28,653)
Proceeds from stock issued	40,000	-	165,116

Net Cash Provided by Financing Activities	73,754	103,077	364,463

Net Increase (Decrease) in Cash	(528)	(55,212)	(0)
		-
Cash - Beginning of Period	528	56,155	-

Cash - End of Period	$-	$943	$(0)

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$40,137	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$165,500	$-	$267,300

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2012, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2012, and the results of its operations and its cash flows for the periods ended September 30, 2012, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2012. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2011, filed with the SEC, for additional information, including significant accounting policies.

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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As the Company has a loss for the period ended September 30, 2012 the potentially dilutive shares are anti-dilutive and therefore they are not added into the earnings per share calculation.

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

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. The carrying value of accounts payable and accrued liabilities, and loans from directors and stockholders approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended September 30, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of September 30, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(5)  Loans to/from Related Parties - Directors and Stockholders

As of September 30, 2012, loans to related parties amounted to $6,615, and the loans are unsecured, non-interest bearing, and due on demand.

As of December 31, 2011, loans from related parties amounted to $20,093, and represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

(6)  Convertible Note Payable

On November 23, 2011, the Company signed a $50,000 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on August 2, 2012.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2012, the remaining principal balance of the note was $44,000. On May 14, 2012, the note was purchased by a related party and subsequently converted to stock.

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

On July 6, 2012, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on April 5, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of September 30, 2012, the balance of convertible notes payable was $38,876 net of unamortized discounts of $43,624.

For the nine month period ended September 30, 2012 the Company has recognized $6,954 in interest expense related to the notes and has amortized $124,353 of the beneficial conversion features which has been recorded as interest expense.

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

On July 3, 2012, the Company issued 100,000,000 shares of its unregistered common stock as payment for directors fees. The shares were valued at $150,000 or $0.0015 per share based on the current market price less a discount for restricted trading.

On July 16, 2012, the Company issued 36,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $75,600 or $0.0021 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to September 30, 2012, the Company issued 169,027,849 shares of its common stock valued at $174,522 to retire convertible debt and accrued interest.

(8)  Income Taxes

The provision (benefit) for income taxes for the period ended September 30, 2012, and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$159,091	$257,008
Non-deductible amortization	(28,601)	(18,161)
Change in valuation allowance	(130,490)	(238,846)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of September 30, 20121and December 31, 2011, as follows:

	2012	2011

Loss carryforwards	$498,597	$368,107
Less - Valuation allowance	(498,597)	(368,107)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended September 30, 2012, and December 31, 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2012 the Company had approximately $2,168,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The Company has filed income tax returns in the United States. All tax years are closed by expiration of the statute of limitations.

(9)  Related Party Transactions

As of September 30, 2012, $6,615 was due from Directors, officers, and principal stockholders of the Company.

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

On July 3, 2012, the Company issued 100,000,000 shares of its unregistered common stock as payment for directors fees. The shares were valued at $150,000 or $0.0015 per share based on the current market price less a discount for restricted trading.

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

As of September 30, 2012, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

As of September 30 2012 , we had 2 full-time employees and 2 part-time consultants.

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

As of September 30 2012, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at September 30 2012 was $0. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties. Based upon our historical revenue, we do not  anticipate that we will have revenue for quite a while and therefore our sales in the future will  not be sufficient to meet our cash flow requirements. To date, we have not generated any revenue.  We incurred a net loss of $691,699 for the nine months  ended September 30 2012, as compared with a net loss of $1,117,424 for the nine months ended September 30 2011.  This loss was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $2,422,334 which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

Results of Operations for the Nine Months Ended September 30 2012

We have only recently commenced operations and have not generated revenues.  For the nine   months ended September 30 2012 we incurred operating expenses of $560,392 as compared to $995,971 for the nine  months  ended September 30 2011.  These expenses were attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

On April 23, 2012, the Company issued 19,000,000 shares of its common stock to an investor for proceeds of $40,000 and a stock subscription receivable in the amount of $10,000 .

On July 3, 2012, the Company issued 100,000,000 shares of its unregistered common stock as payment for directors fees. The shares were valued at $150,000 or $0.0015 per share based on the current market price less a discount for restricted trading.

On July 16, 2012, the Company issued 36,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $75,600 or $0.0021 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to September 30, 2012, the Company issued 169,027,849 shares of its common stock valued at $174,522 to retire convertible debt and accrued interest.

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

Date November 9 2012	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date November 9 2012	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

Date: November 9 2012	By:	/s/ Yisrael Gottlieb
	Name:	Yisrael Gottlieb
	Title:	Secretary and Director
(Principal Internal Accounting and Financial Officer)

