Form 10-K
period 2012-12-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2013-03-20
CIK 1471487

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes   No ☒

The number of shares of the issuer’s common stock issued and outstanding as of December 31 2012 was 649,816,679 shares.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed fiscal quarter. $1,300,000 based upon $0.002 per share which was the last price at which the common equity purchased by non-affiliates was last sold.

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

License Agreement

On November 15, 2012, the Company entered into a license agreement with Safecode Drug Technologies Corp., a Delaware corporation and a public reporting company engaged in the medical technology business. Pursuant to the License Agreement, Medisafe, as licensor, granted Safecode, as licensee, a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patients. The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe ten million shares of its common stock. The stock was valued at the market value of $1,800,000 when received.

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

 Our independent accountants in their audit report for the financial statements for the years ended December 31, 2012 and 2011 have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financing activities or to generate profitable operations. Such capital formation activities may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We believe that if we do not raise additional funds, we may have to suspend or cease operations within twelve months. Therefore, we may be unable to continue operations in the future as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since June 23 2010, under the ticker symbol  MFTH  The Company started trading on August 13 . The high/low for the quarter was $0.0034 / $0.0022 accordingly

Holders

As December 31 2012, there were 649,816,679 common shares issued and outstanding, which were held by 154 stockholders of record.

Dividends

In the 4th quarter of 2012 the Company declared to pay a dividend to its shareholders pursuant to the license sale to SafeCode Drug TECHNOLOGIES Corp

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

On July 10 , 2012, the Company filed a certificate of amendment of certificate of incorporation with the state of Delaware to increase the amount of authorized common stock to 1,000,000,000 shares

On January 4, 2012, the Company entered into an agreement with directors and officers of the Company. As payment for services, the Company issued 100,000,000 shares of its unregistered common stock on said date valued at $175,000 or $0.0025 per share based on the current market price less a discount for restricted trading.

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

Effective October 1, 2012, the Company issued 36,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $114,480 or $0.0032 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to December 31, 2012, the Company issued 241,913,370 shares of its common stock valued at $213,072 to retire convertible debt and accrued interest.

The transactions referred to in this section are exempt from registration pursuant to an exemption from registration provided by Regulation S of the Securities Act of 1933, as amended

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We repurchased 3,100,000 of our common stock during the fiscal year ended December 31, 2012.

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

Plan of Operation see above

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

On November 15, 2012, the Company entered into a license agreement with Safecode Drug Technologies Corp., a Delaware corporation and a public reporting company engaged in the medical technology business. Pursuant to the License Agreement, Medisafe, as licensor, granted Safecode, as licensee, a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patients. The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe ten million shares of its common stock. The stock was valued at the market value of $1,800,000 when received.

Liquidity and Capital Resources

To date, we have financed our operations from the sale of our common stock and a note and contributions from related parties.  However, we will need additional funding in order to pursue our business objectives.

As of December 31, 2012, we had  $211  in cash as compared to $528  in cash as of December 31, 2011. We incurred a net income of $811,809 for the year ended December 31, 2012 as compared with a net loss of $1,343,786 for the year ended December 31 2011.

The net income is derived of the license sale to SafeCode Drug Technologies Corp ( SAFC)

The Company has marketable securities as at December 31 2012 at a value of $400,000 which is from the stock received from SAFC

On May 17, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 11, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2012, the remaining principal balance of the note was $17,500.

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

On October 9, 2012, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 25, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2012, the balance of convertible notes payable was $37,344 net of unamortized discounts of $35,156.

For the year ended December 31, 2012 the Company has recognized $8,797 in interest expense related to these and other notes and has amortized $159,243 of the beneficial conversion features which has been recorded as interest expense.

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

DECEMBER 31, 2012

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of Medisafe 1 Technologies Corp.:

We have audited the accompanying balance sheets of Medisafe 1 Technologies Corp. (a Delaware corporation in the development stage) as of December 31, 2012 and 2011, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2012 and 2011, and from inception (July 7, 2009) through December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medisafe 1 Technologies Corp. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and from inception (July 7, 2009) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the development stage, and has an accumulated deficit since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Weinberg & Baer LLC

Baltimore, Maryland

March 1, 2013

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

	As of	As of
	December 31,	December 31,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$211	$528

Total current assets	211	528

Marketable securities	400,000	-

Total Assets	$400,211	$528

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$18,963	$26,736
Loans from related parties - directors and stockholders	7,500	20,093
Convertible notes payable, net of discount	37,344	76,769

Total current liabilities	63,807	123,598

Total liabilities	63,807	123,598

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 1,000,000,000 shares authorized; 649,816,679 and 91,903,319 shares issued and outstanding, respectively	64,981	9,190
Additional paid-in capital	2,618,902	1,598,374
Accumulated other comprehensive income (loss)	(1,400,000)	-
Treasury stock, at cost	(28,653)	-
(Deficit) accumulated during the development stage	(918,826)	(1,730,634)

Total stockholders' equity (deficit)	336,404	(123,070)

Total Liabilities and Stockholders' Equity (Deficit)	$400,211	$528

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception

Revenues	$1,800,000	$-	$1,800,000

Total revenues	1,800,000	-	1,800,000

Expenses:
Research and development	-	3,000	123,133
Marketing	-	-	16,694
Professional fees	39,328	85,262	214,017
Consulting	763,210	1,041,750	1,929,754
Filing fees	-	14,444	22,444
Investor relations	450	5,827	15,434
Legal - incorporation	-	-	2,250
Other	17,163	13,843	37,238

Total general and administrative expenses	820,151	1,164,126	2,360,964

Income (Loss) from Operations	979,849	(1,164,126)	(560,964)

Interest and Other Income (Expense)	(168,040)	(179,660)	(357,862)

Provision for income taxes	-	-	-

Net Income (Loss)	811,809	(1,343,786)	(918,826)

Other comprehensive loss
Unrealized loss on available for sale securities	(1,400,000)	-	(1,400,000)

Comprehensive loss	$(588,191)	$(1,343,786)	$(2,318,826)

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic	$0.00	$(0.02)

Weighted Average Number of Common Shares Outstanding - Basic	405,083,388	64,601,117

Income (Loss) Per Common Share:
Income (Loss) per common share - Diluted	$0.00	$(0.02)

Weighted Average Number of Common Shares Outstanding - Diluted	432,421,246	64,601,117

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2012

							(Deficit)
				Accumulated			Accumulated
			Additional	Other	Stock		During the
	Common stock*		Paid-in	Comprehensive	Subscriptions	Treasury	Development
Description	Shares	Amount	Capital	Income (loss)	Receivable	Stock	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	-	-	-	600
Net (loss) for the period	-	-	-	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	3,000	(2,400)	-	-	-	(122,114)	(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	-	-	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	-	-	-	101,800
Common stock issued for services	140,000	14	27,986	-	-	-	-	28,000
Common stock issued for cash	137,750	14	24,502	-	-	-	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	-	-	-	100,000
Convertible note discount	-	-	32,586	-	-	-	-	32,586
Common stock issued for services	100,000	10	19,990	-	-	-	-	20,000
Net (loss) for the period	-	-	-	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	5,139	382,363	-	-	-	(386,849)	653
Common stock issued for services	91,033	9	19,991	-	-	-	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	2,000,000	200	209,800	-	-	-	-	210,000
Common stock issued for services	925,526	93	149,907	-	-	-	-	150,000
Common stock issued for services	500,000	50	34,950	-	-	-	-	35,000
Common stock issued for services	35,000,000	3,500	215,250	-	-	-	-	218,750
Discount of convertible notes	-	-	186,313	-	-	-	-	186,313
Net (loss) for the period	-	-	-	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	9,190	1,598,374	-	-	-	(1,730,635)	(123,070)
Common stock issued for services	125,000,000	12,500	355,000	-	-	-	-	367,500
Common stock issued upon conversion of convertible debt	51,232,511	5,123	78,058	-	-	-	-	83,181
Discount of convertible notes	-	-	21,618	-	-	-	-	21,618
Common stock issued upon conversion of convertible debt	38,729,125	3,874	40,826	-	-	-	-	44,700
Common stock issued for cash	19,000,000	1,900	48,100	-	(10,000)	-	-	40,000
Discount of convertible notes	-	-	31,225	-	-	-	-	31,225
Purchase of 3,100,000 shares common stock for the treasury	-	-	-	-	-	(28,653)	-	(28,653)
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Discount of convertible notes	-	-	26,403	-	-	-	-	26,403
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued upon conversion of convertible debt	17,142,857	1,714	10,286	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,461,538	1,846	10,154	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,181,818	1,818	8,182	-	-	-	-	10,000
Common stock issued upon conversion of convertible debt	25,280,000	2,528	10,112	-	-	-	-	12,640
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued upon conversion of convertible debt	3,703,704	370	9,630	-	-	-	-	10,000
Discount of convertible notes	-	-	26,422	-	-	-	-	26,422
Common stock issued upon conversion of convertible debt	23,727,272	2,373	11,177	-	-	-	-	13,550
Common stock issued upon conversion of convertible debt	45,454,545	4,545	10,455	-	-	-	-	15,000
Payment received for stock subscribed	-	-	-	-	10,000	-	-	10,000
Other comprehensive loss, net of tax	-	-	-	(1,400,000)	-	-	-	(1,400,000)
Net income for the period	-	-	-	-	-	-	811,809	811,809
Balance - December 31, 2012	649,816,679	$64,982	$2,618,902	$(1,400,000)	$-	$(28,653)	$(918,826)	$336,405

* Post forward stock split

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH DECEMBER 31, 2012

	Year Ended	Year Ended	Cumulative
	December 31,	December 31,	From
	2012	2011	Inception
Operating Activities:
Net income (loss)	$811,809	$(1,343,786)	$(918,826)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Common stock issued for services, compensation and interest	719,103	1,033,750	2,002,653
License fees sold for stock	(1,800,000)	-	(1,800,000)
Amortization of beneficial conversion feature	159,243	120,977	289,411
Bad debt	10,000	-	10,000
Foregiveness of accrued interest	(1,453)	-	(1,453)
Changes in net assets and liabilities-
Prepaid expenses	-	24,000	-
Accounts Payable and accrued liabilities	(7,773)	(16,832)	18,963

Net Cash Provided by (Used in) Operating Activities	(109,071)	(181,891)	(399,252)

Investing Activities:
Loan	-	-	-

Net Cash Used in Investing Activities	-	-	-

Financing Activities:
Proceeds from shareholder loans	58,565	207,668	300,662
Payment of shareholder loans	(71,158)	(201,904)	(293,162)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	110,000	220,500	375,500
Payment of debt	-	(100,000)	(100,000)
Cash paid for treasury stock	(28,653)	-	(28,653)
Proceeds from stock issued	40,000	-	165,116

Net Cash Provided by Financing Activities	108,754	126,264	399,463

Net Increase (Decrease) in Cash	(317)	(55,627)	211
		-
Cash - Beginning of Period	528	56,155	-

Cash - End of Period	$211	$528	$211

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$54,959	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$213,072	$-	$314,872

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

Revenue Recognition

The Company is in the development stage and has yet to realize cash flows from operations. Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

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

Loss per Common Share

Basic earnings/loss per share is computed by dividing the net income/loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive..

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

Fair Value of Financial Instruments

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) a reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.

As of December 31,2012 marketable securities were valued at $400,000 based on level 1 inputs.

As of December 31,2012 and 2011,the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended December 31, 2012, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The Company commenced a capital formation activity to submit a Registration Statement on Form S-1 to the SEC to register and sell in a self-directed offering 4,000,000 shares (20,000,000 shares post forward stock split) of newly issued common stock at an offering price of $0.025 per share for proceeds of up to $100,000. The Registration Statement was declared effective March 11, 2010. On June 1, 2010 the Company issued 20,000,000 shares (post forward stock split) of common stock pursuant to the Registration Statement on Form S-1, and received proceeds of $100,000. The Company incurred $20,000 of deferred offering costs related to this capital formation activity.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit since inception. Further, as of December 31, 2012, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Marketable Securities

As of December 31, 2012 marketable securities were designated as available for sale with an aggregate fair value of $400,000. The cost basis of the securities was $1,800,000. As of December 31, 2012, the accumulated unrealized loss presented in other comprehensive loss was $1,400,000.

(5)  Loans to Related Parties - Directors and Stockholders

As of December 31, 2012 and 2011, loans from related parties amounted to $7,500 and $20,093, respectively. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

(6)  Convertible Note Payable

On May 17, 2012, the Company signed a $32,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on March 11, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of December 31, 2012, the remaining principal balance of the note was $17,500.

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

On October 9, 2012, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 25, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of December 31, 2012, the balance of convertible notes payable was $37,344 net of unamortized discounts of $35,156.

For the year ended December 31, 2012 the Company has recognized $8,797 in interest expense related to these and other notes and has amortized $159,243 of the beneficial conversion features which has been recorded as interest expense.

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

Effective October 1, 2012, the Company issued 36,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $114,480 or $0.0032 per share based on the current market price less a discount for restricted trading.

From January 1, 2012 to December 31, 2012, the Company issued 241,913,370 shares of its common stock valued at $213,072 to retire convertible debt and accrued interest.

(8)  Income Taxes

The provision (benefit) for income taxes for the period ended December 31, 2012, and 2011 was as follows (assuming a 23% effective tax rate):

	2012	2011

Current Tax Provision:
Federal-
Taxable income	$267,060	$-
Less loss carryforwards	(267,060)	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$-	$309,071
Non-deductible amortization	-	(27,825)
Change in valuation allowance	-	(281,246)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2012and 2011, as follows:

	2012	2011

Loss carryforwards	$101,047	$368,107
Less - Valuation allowance	(101,047)	(368,107)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended December 31, 2012, and 2011, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2012 the Company had approximately $439,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2032.

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

As of December 31, 2012 and 2011, loans from related parties amounted to $7,500 and $20,093, respectively. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

(10)  License Agreement

On November 15, 2012, the Company entered into a license agreement with Safecode Drug Technologies Corp., a Delaware corporation and a public reporting company engaged in the medical technology business. Pursuant to the License Agreement, Medisafe, as licensor, granted Safecode, as licensee, a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patients. The License Agreement provides that as consideration for the license, Safecode will issue to Medisafe ten million shares of its common stock. The stock was valued at the market value of $1,800,000 when received.

(11)  Commitments

On August 27, 2009, the Company entered into a Transfer Agent and Registrar Agreement with Nevada Agency and Trust Company (“NATCO”) for transfer agent services. Under the Agreement, the Company is obligated to pay annual fees of $1,800 in addition to standard service fees for transfer agent services received. The agreement can be terminated by either party at any time.

On March 5, 2012, the Company entered into an agreement with Natural Dream Ltd., an Israeli company, to purchase exclusive marketing and distribution rights for Natural Dream cosmetics. The Company agreed to allocate 10 million restricted common shares for Natural Dream Ltd. The shares are to be issued to Natural Dreams Ltd. according to milestones. In consideration of the exclusive marketing and distribution rights the Company agreed to loan Natural Dream Ltd. $853,950 over five years. The loans will be repaid by Natural Dreams by supplying the Company with products according to an agreed-upon price list. The Company agreed to pay for clinical trials and patent registration of Natural Dream products. Intellectual property will be equally and jointly owned by the Company and Natural Dream Ltd. As of December 31, 2012, the Company terminated all commitments under this agreement.

(12) Investment Agreement

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

As of December 31, 2012, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item9A.   Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We are required to maintain disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Internal Accounting Officer, to allow timely decisions regarding required disclosure. As of December 31 2012 we conducted an evaluation, under the supervision, and with the participation of our CEO and internal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and Internal Accounting Officer concluded that our disclosure controls and procedures were effective.

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

As of December 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were effective.

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

Changes in internal control over financial reporting

During the year ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.   Other Information.

None

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our Board of Directors and our executive officers:

Positions and Offices Held

Jacob Elhadad	36	President and Director

Yisrael Gottlieb	39	Secretary and Director and Internal Financial and Accounting Officer

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

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers however we plan to implement one in the second quarter of 2013. We do not have a “financial expert” on the board or an audit committee or nominating committee.

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
200,000,000 shares to its Directors as compensation in 2012 valued at $325,000.

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

Item 11.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of December 31 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 649,816,679 shares of our common stock issued and outstanding as of December 31 2012.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned or Right to Direct Vote (1)	Percent of Common Stock Beneficially Owned or Right to Direct Vote

Yisrael Gottlieb c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	60,000,000	9%

Jacob Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	181,000,000	27%

Yisrael Elhadad c/o Medisafe 1 Technologies, Inc. 5 Hataltal Street Jerusalem Israel 96926	110,000,000	15%

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

As of December 31, 2012, the Company owed to a Director and  stockholder of the Company $7,500

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

Item 13.         Principal Accounting Fees and Services.

Our principal independent accountant is  Weinberg & Bear LLC. Their pre-approved fees billed to the Company are set forth below:

	For Fiscal Year Ended December 31, 2012	For Fiscal Year Ended December 31, 2011
Audit Fees	$14,000	$14,000

Tax Fees	$500	$500

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

Medisafe 1 Technologies Corp.

Date: March 20 2013	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 20 2013	By:	/s/ Jacob Elhadad
Name: Jacob Elhadad
Title: Chief Executive Officer, and Director

Date: March 20 2013	By:	/s/ Yisrael Gottlieb
Name: Yisrael Gottlieb
Title: Principal Accounting and Financial Officer, Secretary and Director

