Form 10-Q
period 2013-03-31
MEDISAFE 1 TECHNOLOGIES CORP
filed 2013-05-09
CIK 1471487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  March 31 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   * ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated filer	☐	Large accelerated filer	☐
Smaller reporting company	☒	Non-accelerated filer	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of March 31 2013 , 649,816,679  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

MARCH 31, 2013

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	As of	As of
	March 31,	December 31,
	2013	2012
	(Unaudited)

ASSETS

Current Assets:
Cash and cash equivalents	$681	$211

Total current assets	681	211

Marketable securities	160,000	400,000

Total Assets	$160,681	$400,211

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$20,855	$18,963
Loans from related parties - directors and stockholders	7,500	7,500
Convertible notes payable, net of discount	26,136	37,344

Total current liabilities	54,491	63,807

Total liabilities	54,491	63,807

Commitments and Contingencies

Stockholders' Equity (Deficit):
Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 649,816,679 and 91,903,319 shares issued and
outstanding, respectively	84,528	64,981
Additional paid-in capital	2,893,280	2,618,902
Accumulated other comprehensive income (loss)	(1,640,000)	(1,400,000)
Treasury stock, at cost	(28,653)	(28,653)
(Deficit) accumulated during the development stage	(1,202,965)	(918,826)

Total stockholders' equity (deficit)	106,190	336,404

Total Liabilities and Stockholders' Equity (Deficit)	$160,681	$400,211

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception

Revenues	$-	$-	$1,800,000

Total revenues	-	-	1,800,000

Expenses:
Research and development	-	-	123,133
Marketing	-	-	16,694
Professional fees	7,600	6,500	221,617
Consulting	242,780	97,505	2,172,534
Filing fees	-	-	22,444
Investor relations	-	-	15,434
Legal - incorporation	-	-	2,250
Other	149	69	37,387

Total general and administrative expenses	250,529	104,074	2,611,493

Income (Loss) from Operations	(250,529)	(104,074)	(811,493)

Interest and Other Income (Expense)	(33,610)	(44,254)	(391,472)

Provision for income taxes	-	-	-

Net Income (Loss)	(284,139)	(148,328)	(1,202,965)

Other comprehensive loss
Unrealized loss on available for sale securities	(240,000)	-	(1,640,000)

Comprehensive loss	$(524,139)	$(148,328)	$(2,842,965)

Income (Loss) Per Common Share:
Income (Loss) per common share - Basic	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic	734,981,515	232,006,995

Income (Loss) Per Common Share:
Income (Loss) per common share - Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Diluted	734,981,515	232,006,995

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

							(Deficit)
				Accumulated			Accumulated
			Additional	Other	Stock		During the
	Common stock*		Paid-in	Comprehensive	Subscriptions	Treasury	Development
Description	Shares	Amount	Capital	Income (loss)	Receivable	Stock	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	-	-	-	600
Net (loss) for the period	-	-	-	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	3,000	(2,400)	-	-	-	(122,114)	(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	-	-	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	-	-	-	101,800
Common stock issued for services	140,000	14	27,986	-	-	-	-	28,000
Common stock issued for cash	137,750	14	24,502	-	-	-	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	-	-	-	100,000
Convertible note discount	-	-	32,586	-	-	-	-	32,586
Common stock issued for services	100,000	10	19,990	-	-	-	-	20,000
Net (loss) for the period	-	-	-	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	5,139	382,363	-	-	-	(386,849)	653
Common stock issued for services	91,033	9	19,991	-	-	-	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	2,000,000	200	209,800	-	-	-	-	210,000
Common stock issued for services	925,526	93	149,907	-	-	-	-	150,000
Common stock issued for services	500,000	50	34,950	-	-	-	-	35,000
Common stock issued for services	35,000,000	3,500	215,250	-	-	-	-	218,750
Discount of convertible notes	-	-	186,313	-	-	-	-	186,313
Net (loss) for the period	-	-	-	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	9,190	1,598,374	-	-	-	(1,730,635)	(123,070)
Common stock issued for services	125,000,000	12,500	355,000	-	-	-	-	367,500
Common stock issued upon conversion of convertible debt	51,232,511	5,123	78,058	-	-	-	-	83,181
Discount of convertible notes	-	-	21,618	-	-	-	-	21,618
Common stock issued upon conversion of convertible debt	38,729,125	3,874	40,826	-	-	-	-	44,700
Common stock issued for cash	19,000,000	1,900	48,100	-	(10,000)	-	-	40,000
Discount of convertible notes	-	-	31,225	-	-	-	-	31,225
Purchase of 3,100,000 shares common stock for the treasury	-	-	-	-	-	(28,653)	-	(28,653)
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Discount of convertible notes	-	-	26,403	-	-	-	-	26,403
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued upon conversion of convertible debt	17,142,857	1,714	10,286	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,461,538	1,846	10,154	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,181,818	1,818	8,182	-	-	-	-	10,000
Common stock issued upon conversion of convertible debt	25,280,000	2,528	10,112	-	-	-	-	12,640
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued upon conversion of convertible debt	3,703,704	370	9,630	-	-	-	-	10,000
Discount of convertible notes	-	-	26,422	-	-	-	-	26,422
Common stock issued upon conversion of convertible debt	23,727,272	2,373	11,177	-	-	-	-	13,550
Common stock issued upon conversion of convertible debt	45,454,545	4,545	10,455	-	-	-	-	15,000
Payment received for stock subscribed	-	-	-	-	10,000	-	-	10,000
Other comprehensive loss, net of tax	-	-	-	(1,400,000)	-	-	-	(1,400,000)
Net income for the period	-	-	-	-	-	-	811,809	811,809
Balance - December 31, 2012	649,816,679	$64,982	$2,618,902	$(1,400,000)	$-	$(28,653)	$(918,826)	$336,405

Common stock issued upon conversion of convertible debt	95,470,173	9,547	38,349	-	-	-	-	47,896
Common stock issued for services	100,000,000	10,000	200,000	-	-	-	-	210,000
Discount of convertible notes	-	-	36,029	-	-	-	-	36,029
Other comprehensive loss, net of tax	-	-	-	(240,000)	-	-	-	(240,000)
Net (loss) for the period	-	-	-	-	-	-	(284,139)	(284,139)
Balance - March 31, 2013	845,286,852	$84,528	$2,893,280	$(1,640,000)	$-	$(28,653)	$(1,202,965)	$106,190

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended	Cumulative
	March 31,	March 31,	From
	2013	2012	Inception
Operating Activities:
Net (loss)	$(284,139)	$(148,328)	$(1,202,965)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services, compensation and interest	212,896	370,680	2,215,549
License fees sold for stock	-	-	(1,800,000)
Amortization of beneficial conversion feature	32,321	41,570	321,732
Bad debt	-	-	10,000
Foregiveness of accrued interest	-	-	(1,453)
Changes in net assets and liabilities-
Prepaid expenses	-	(275,625)	-
Accounts Payable and accrued liabilities	1,892	(6,996)	20,855

Net Cash Provided by (Used in) Operating Activities	(37,030)	(18,699)	(436,282)

Investing Activities:
Loan	-	(10,000)	-

Net Cash Used in Investing Activities	-	(10,000)	-

Financing Activities:
Proceeds from shareholder loans	-	33,000	300,662
Payment of shareholder loans	-	(25,311)	(293,162)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	37,500	22,500	413,000
Payment of debt	-	-	(100,000)
Cash paid for treasury stock	-	-	(28,653)
Proceeds from stock issued	-	-	165,116

Net Cash Provided by Financing Activities	37,500	30,189	436,963

Net Increase (Decrease) in Cash	470	1,490	681
		-
Cash - Beginning of Period	211	528	-

Cash - End of Period	$681	$2,018	$681

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt	$47,896	$80,000	$362,768

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2013, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2013, and the results of its operations and its cash flows for the period ended March 31, 2013, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

As of March 31, 2013 marketable securities were valued at $160,000 based on level 1 inputs.

As of March 31, 2013 and December 31, 2012,the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended March 31, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

Recent Accounting Pronouncements

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries.  None of the updates are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

Fiscal Year End

The Company has adopted a fiscal year end of March 31.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit since inception. Further, as of March 31, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Marketable Securities

As of March 31, 2013 marketable securities were designated as available for sale with an aggregate fair value of $160,000. The cost basis of the securities was $1,800,000. As of March 31, 2013, the accumulated unrealized loss presented in other comprehensive loss was $1,640,000.

(5)  Loans to Related Parties - Directors and Stockholders

As of March 31, 2013, loans from related parties amounted to $7,500. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

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

On February 14, 2013, the Company signed a $37,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on November 14, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period.

In accordance with ASC 470, the Company has analyzed the beneficial nature of the conversion terms and determined that a beneficial conversion feature (BCF) exists.  The Company calculated the value of the BCF using the intrinsic method as stipulated in ASC 470. The BCF has been recorded as a discount to the notes payable and to Additional Paid-in Capital.

As of March 31, 2013, the balance of convertible notes payable was $26,136 net of unamortized discounts of $38,864.

For the three months ended March 31, 2013 the Company has recognized $1,289 in interest expense related to these and has amortized $32,321 of the beneficial conversion features which has been recorded as interest expense.

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

On March 20, 2013, the Company issued 100,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $210,000 or $0.0021 per share based on the current market price less a discount for restricted trading.

From January 1, 2013 to March 31, 2013, the Company issued 95,470,173 shares of its common stock valued at $47,896 to retire convertible debt and accrued interest.

(8)  Income Taxes

The provision (benefit) for income taxes for the periods ended March 31, 2013, and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-
Less loss carryforwards	-	-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$65,352	$34,115
Non-deductible amortization	(7,434)	(9,561)
Change in valuation allowance	(57,918)	(24,554)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of March 31, 2013and December 31, 2012, as follows:

	2013	2012

Loss carryforwards	$154,384	$144,765
Less - Valuation allowance	(154,384)	(144,765)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended March 31, 2013, and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2013 the Company had approximately $671,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

As of March 31, 2013, loans from related parties amounted to $7,500. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

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

The Company has developed a fully operational working valid prototype with PIA Electronics Ltd whereby PIA Electronics have been granted a commission from the Company in the amount of 10% of all future royalties from the sale and / or licensing of the technology which is based on the working prototype manufactured by PIA Electronics Ltd.

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

As of March 31, 2013, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

As of March 31 2013 , we had 2 full-time employees and 2 part-time consultants.

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

As of March 31 2013 , the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at March 31 2013 was $681. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties.   We incurred a net loss of $284,139 for the three months  ended March 31 2013 , as compared with a net loss of $148,328 for the three months ended March 31 2013 .  This loss was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $1,202,965 which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

Results of Operations for the Three Months Ended March 31 2013

For the three   months ended March 31 2013 we incurred operating expenses of $250,529 as compared to $104,074 for the three   months  ended March 31 2012.  These expenses were attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

On April 23, 2012, the Company issued 19,000,000 shares of its common stock to an investor for proceeds of $40,000 and a stock subscription receivable in the amount of $10,000 ..

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

On March 20, 2013, the Company issued 100,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $210,000 or $0.0021 per share based on the current market price less a discount for restricted trading.

From January 1, 2013 to March 31, 2013, the Company issued 95,470,173 shares of its common stock valued at $47,896 to retire convertible debt and accrued interest.

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

Date May 13 2013	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date May 13 2013	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

Date: May 13 2013	By:	/s/ Yisrael Gottlieb
	Name:	Yisrael Gottlieb
	Title:	Secretary and Director
(Principal Internal Accounting and Financial Officer)

