Form 10-Q
period 2013-06-30
MEDISAFE 1 TECHNOLOGIES CORP
filed 2013-07-12
CIK 1471487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  June 30 2013

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Accelerated filer	☐	Large accelerated filer	☐
Smaller reporting company	☒	Non-accelerated filer	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30 2013 , 865,249,658  shares of common stock, par value $0.0001 per share, were issued and outstanding.

2

PART I

FINANCIAL INFORMATION

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

JUNE 30, 2013

Financial Statements-

Balance Sheets as of June 30, 2013 and December 31, 2012	F-2

Statements of Operations and Comprehensive loss for the Three Months Ended and
Six Months Ended June 30, 2013, and 2012 and Cumulative from Inception	F-3

Statement of Changes in Stockholders’ Equity for the Period from Inception
Through June 30, 2013	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012
And Cumulative from Inception	F-5

Notes to Financial Statements	F-6

MEDISAFE

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

ASSETS
	As of	As of
	June 30,	December 31,
	2013	2012
	(Unaudited)

Current Assets:
Cash and cash equivalents	$681	$211

Total current assets	681	211

Marketable Securities	33,000	400,000

Total Assets	$33,681	$400,211

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and accrued liabilities	$35,665	$18,963
Loans from related parties - directors and stockholders	20,000	7,500
Convertible notes payable, net of discount	19,419	37,344

Total current liabilities	75,084	63,807

Total liabilities	75,084	63,807

Commitments and Contingencies

Stockholders' Equity (Deficit):

Common stock, par value $.0001 per share, 2,000,000,000 shares authorized; 867,286,852 and 649,816,679 shares issued and outstanding, respectively	86,728	64,981
Additional paid-in capital	2,919,679	2,618,902
Accumulated other comprehensive income (loss)	(1,767,000)	(1,400,000)
Treasury stock, at cost	(28,653)	(28,653)
(Deficit) accumulated during the development stage	(1,252,157)	(918,826)

Total stockholders' equity (deficit)	(41,403)	336,404

Total Liabilities and Stockholders' Equity (Deficit)	$33,681	$400,211

The accompanying notes to financial statements

are an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH JUNE 30, 2013

(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	June 30,		June 30,		From
	2013	2012	2013	2012	Inception

Revenues	$-	$-	$-	$-	$1,800,000

Total revenues	-	-	-	-	1,800,000

Expenses:
Research and development	-	-	-	-	123,133
Marketing	-	-	-	-	16,694
Professional fees	13,598	9,978	21,198	16,478	235,214
Consulting	-	91,875	242,780	189,380	2,172,534
Filing fees	14,063	-	14,063	-	36,507
Investor relations	-	-	-	-	15,434
Legal - incorporation	-	-	-	-	2,250
Other	-	3,016	149	3,085	37,388

Total general and administrative expenses	27,661	104,869	278,190	208,943	2,639,154

(Loss) from Operations	(27,661)	(104,869)	(278,190)	(208,943)	(839,154)

Interest and Other Income (Expense)	(21,531)	(46,671)	(55,141)	(90,925)	(413,003)

Provision for income taxes	-	-	-	-	-

Net (Loss)	(49,192)	(151,540)	(333,331)	(299,868)	(1,252,157)

Other comprehensive loss
Unrealized loss on available for sale securities	(127,000)	-	(367,000)	-	(1,767,000)

Comprehensive loss	$(176,192)	$(151,540)	$(700,331)	$(299,868)	$(3,019,157)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	865,249,658	292,181,702	855,323,401	262,094,348

The accompanying notes to financial statements are

an integral part of these statements.

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD FROM INCEPTION (JULY 7, 2009)

THROUGH JUNE 30, 2013

(Unaudited)

							(Deficit)
				Accumulated			Accumulated
			Additional	Other	Stock		During the
	Common stock*		Paid-in	Comprehensive	Subscriptions	Treasury	Development
Description	Shares	Amount	Capital	Income (loss)	Receivable	Stock	Stage	Totals

Balance - July 7, 2009	-	$-	$-	$-	$-	$-	$-	$-
Common stock issued for cash	30,000,000	3,000	(2,400)	-	-	-	-	600
Net (loss) for the period	-	-	-	-	-	-	(122,114)	(122,114)
Balance - December 31, 2009	30,000,000	3,000	(2,400)	-	-	-	(122,114)	(121,514)
Common stock issued for cash	20,000,000	2,000	78,000	-	-	-	-	80,000
Common stock issued to retire debt	509,000	51	101,749	-	-	-	-	101,800
Common stock issued for services	140,000	14	27,986	-	-	-	-	28,000
Common stock issued for cash	137,750	14	24,502	-	-	-	-	24,516
Common stock issued as compensation	500,000	50	99,950	-	-	-	-	100,000
Convertible note discount	-	-	32,586	-	-	-	-	32,586
Common stock issued for services	100,000	10	19,990	-	-	-	-	20,000
Net (loss) for the period	-	-	-	-	-	-	(264,735)	(264,735)
Balance - December 31, 2010	51,386,750	5,139	382,363	-	-	-	(386,849)	653
Common stock issued for services	91,033	9	19,991	-	-	-	-	20,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	1,000,000	100	199,900	-	-	-	-	200,000
Common stock issued for services	2,000,000	200	209,800	-	-	-	-	210,000
Common stock issued for services	925,526	93	149,907	-	-	-	-	150,000
Common stock issued for services	500,000	50	34,950	-	-	-	-	35,000
Common stock issued for services	35,000,000	3,500	215,250	-	-	-	-	218,750
Discount of convertible notes	-	-	186,313	-	-	-	-	186,313
Net (loss) for the period	-	-	-	-	-	-	(1,343,786)	(1,343,786)
Balance - December 31, 2011	91,903,309	9,190	1,598,374	-	-	-	(1,730,635)	(123,070)
Common stock issued for services	125,000,000	12,500	355,000	-	-	-	-	367,500
Common stock issued upon conversion of convertible debt	51,232,511	5,123	78,058	-	-	-	-	83,181
Discount of convertible notes	-	-	21,618	-	-	-	-	21,618
Common stock issued upon conversion of convertible debt	38,729,125	3,874	40,826	-	-	-	-	44,700
Common stock issued for cash	19,000,000	1,900	48,100	-	(10,000)	-	-	40,000
Discount of convertible notes	-	-	31,225	-	-	-	-	31,225
Purchase of 3,100,000 shares common stock for the treasury	-	-	-	-	-	(28,653)	-	(28,653)
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Common stock issued for services	50,000,000	5,000	70,000	-	-	-	-	75,000
Discount of convertible notes	-	-	26,403	-	-	-	-	26,403
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued for services	18,000,000	1,800	36,000	-	-	-	-	37,800
Common stock issued upon conversion of convertible debt	17,142,857	1,714	10,286	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,461,538	1,846	10,154	-	-	-	-	12,000
Common stock issued upon conversion of convertible debt	18,181,818	1,818	8,182	-	-	-	-	10,000
Common stock issued upon conversion of convertible debt	25,280,000	2,528	10,112	-	-	-	-	12,640
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued for services	18,000,000	1,800	55,440	-	-	-	-	57,240
Common stock issued upon conversion of convertible debt	3,703,704	370	9,630	-	-	-	-	10,000
Discount of convertible notes	-	-	26,422	-	-	-	-	26,422
Common stock issued upon conversion of convertible debt	23,727,272	2,373	11,177	-	-	-	-	13,550
Common stock issued upon conversion of convertible debt	45,454,545	4,545	10,455	-	-	-	-	15,000
Payment received for stock subscribed	-	-	-	-	10,000	-	-	10,000
Other comprehensive loss, net of tax	-	-	-	(1,400,000)	-	-	-	(1,400,000)
Net income for the period	-	-	-	-	-	-	811,809	811,809
Balance - December 31, 2012	649,816,679	$64,982	$2,618,902	$(1,400,000)	$-	$(28,653)	$(918,826)	$336,405

Common stock issued upon conversion of convertible debt	95,470,173	9,547	38,349	-	-	-	-	47,896
Common stock issued for services	100,000,000	10,000	200,000	-	-	-	-	210,000
Discount of convertible notes	-	-	36,029	-	-	-	-	36,029
Other comprehensive loss, net of tax	-	-	-	(367,000)	-	-	-	(367,000)
Common stock issued upon conversion of convertible debt	11,538,462	1,154	13,846				-	15,000
Common stock issued upon conversion of convertible debt	10,461,538	1,046	12,554				-	13,600
Net (loss) for the period	-	-	-	-	-	-	(333,331)	(333,331)
Balance - June 30, 2013	867,286,852	$86,728	$2,919,680	$(1,767,000)	$-	$(28,653)	$(1,252,157)	$(41,402)

The accompanying notes to financial statements are

an integral part of these financial statements

MEDISAFE 1 TECHNOLOGIES CORP.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012,

AND CUMULATIVE FROM INCEPTION (JULY 7, 2009)

THROUGH JUNE 30, 2013

(Unaudited)

	Six Months Ended		Cumulative
	June 30,		From
	2013	2012	Inception
Operating Activities:
Net (loss)	$(333,331)	$(299,868)	$(1,252,157)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Common stock issued for services and compensation	213,996	375,333	2,216,649
License fees sold for stock	-	-	(1,800,000)
Amortization of beneficial conversion feature	44,331	87,893	333,742
Bad debt	-	-	10,000
Foregiveness of accrued interest	-	(1,453)	(1,453)
Changes in net assets and liabilities-
Prepaid expenses	-	(183,750)	-
Accounts Payable and accrued liabilities	16,701	(5,848)	35,664

Net Cash Provided by (Used in) Operating Activities	(58,303)	(27,693)	(457,555)

Investing Activities:
Loan	-	(19,065)	-

Net Cash Used in Investing Activities	-	(19,065)	-

Financing Activities:
Proceeds from shareholder loans	12,500	33,000	313,162
Payment of shareholder loans	-	(53,093)	(293,162)
Payment of deferred offering costs	-	-	(20,000)
Proceeds from convertible note payable	46,273	55,000	421,773
Payment of debt	-	-	(100,000)
Cash paid for treasury stock	-	(28,653)	(28,653)
Proceeds from stock issued	-	40,000	165,116

Net Cash Provided by Financing Activities	58,773	46,254	458,236

Net Increase (Decrease) in Cash	470	(504)	681

Cash - Beginning of Period	211	528	-

Cash - End of Period	$681	$24	$681

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$54,959
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:
Shareholder loan to acquire patent	$-	$-	$101,800
Stock issued to retire debt and interest	$76,496	$121,500	$391,368

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2013, and for the period then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2013, and the results of its operations and its cash flows for the period ended June 30, 2013 and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2013. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2012, filed with the SEC, for additional information, including significant accounting policies.

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

As of June 30, 2013and December 31, 2012 marketable securities were valued based on level 1 inputs.

As of June 30, 2013 and December 31, 2012, the carrying value of accounts payable and accrued liabilities, and loans approximated fair value due to the short-term nature and maturity of these instruments.

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

Impairment of Long-Lived Assets

The Company evaluates the recoverability of long-lived assets and the related estimated remaining lives when events or circumstances lead management to believe that the carrying value of an asset may not be recoverable. For the period ended June 30, 2013, no events or circumstances occurred for which an evaluation of the recoverability of long-lived assets was required.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit since inception. Further, as of June 30, 2013, the cash resources of the Company were insufficient to meet its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(4)  Marketable Securities

As of June 30, 2013 marketable securities were designated as available for sale with an aggregate fair value of $33,000. The cost basis of the securities was $1,800,000. As of June 30, 2013, the accumulated unrealized loss presented in other comprehensive loss was $1,767,000.

(5)  Loans to Related Parties - Directors and Stockholders

As of June 30, 2013, loans from related parties amounted to $20,000. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

(6)  Convertible Note Payable

On October 9, 2012, the Company signed a $27,500 convertible promissory note with a third party.  The note bears interest at 8% per annum and is due on June 25, 2013.  The note has conversion rights that allow the holder of the note to convert after 180 days all or any part of the remaining principal balance into the Company’s common stock at a price equal to 51% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period. As of June 30, 2013 the note was converted to stock.

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

As of June 30, 2013, the balance of convertible notes payable was $19,419 net of unamortized discounts of $18,081.

For the six months ended June 30, 2013 the Company has recognized $2,037 in interest expense related to these notes and has amortized $53,104 of the beneficial conversion features which has been recorded as interest expense.

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

From January 1, 2013 to June 30, 2013, the Company issued 117,470,173 shares of its common stock valued at $76,496 to retire convertible debt and accrued interest.

(8)  Income Taxes

The provision (benefit) for income taxes for the periods ended June 30, 2013, and 2012 was as follows (assuming a 23% effective tax rate):

	2013	2012

Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$76,666	$68,970
Non-deductible amortization	(10,196)	(20,215)
Change in valuation allowance	(66,470)	(48,754)

Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of June 30, 2013and December 31, 2012, as follows:

	2013	2012

Loss carryforwards	$211,235	$161,176
Less - Valuation allowance	(211,235)	(161,176)

Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended June 30, 2013, and December 31, 2012, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2013 the Company had approximately $918,000 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire by the year 2033.

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

As of June 30, 2013, loans from related parties amounted to $20,000. The loans represented working capital advances from officers who are also stockholders of the Company. The loans were unsecured, non-interest bearing, and due on demand.

(10)  License Agreement

On November 15, 2012, the Company entered into a license agreement with Safecode Drug Technologies Corp., a Delaware corporation and a public reporting company engaged in the medical technology business. Pursuant to the License Agreement, Medisafe, as licensor, granted Safecode, as licensee, a non – exclusive perpetual license to manufacture, market and otherwise commercially exploit world-wide Medisafe's patented device for administering medicine in correct dosages to the correct patients. The License Agreement provides that as consideration for the license, Safecode issued to Medisafe ten million shares of its common stock. The stock was valued at the market value of $1,800,000 when received.

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

As of June 30, 2013, the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

As June 30 2013 , we had 2 full-time employees and 2 part-time consultants.

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

As of June 30 , 2013 , the registration statement is not effective and the Company is not proceeding to facilitate the investment.

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

Plan of Operation

General Working Capital

We have only recently commenced operations and have not yet generated revenues.   Our cash on hand at June 30 2013 was $681. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

Since inception, we have financed our operations from the sale of common stock and other securities and loans from investors and related parties.   We incurred a net loss of $333,331 for the six months  ended June 30 2013 , as compared with a net loss of $299,868 for the six months ended June 30 2013 .  This loss was mainly attributable to the professional and consulting fees in the form of equity compensation. Our cumulative net loss since inception is $1,252,157 which is comprised entirely of general and administrative expenses a majority in the form of equity compensation.

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

Going Concern Consideration

In their opinion regarding our financial statement for the year ended December 31, 2012, our auditors have issued an opinion on our annual financial statements which includes a statement describing our going concern status. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills and meet our other financial obligations. This is because we have not generated any revenues and no revenues are anticipated until we begin marketing the product. Accordingly, we must raise capital from sources other than the actual sale of the product. We must raise capital to implement our project and stay in business.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Results of Operations for the Six Months Ended June 30 2013

For the six   months ended June 30 2013 we incurred operating expenses of $278,190 as compared to $208,943 for the six   months  ended June 30 2012.  These expenses were attributable to consulting and professional fees including equity compensation incurred in relation to the business development and marketing of our patented technology. We anticipate incurring increased expenses to further market our patented technology and will require additional funding to support our working capital needs.

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

On March 20, 2013, the Company issued 100,000,000 shares of its unregistered common stock as payment for services. The shares were valued at $210,000 or $0.0021 per share based on the current market price less a discount for restricted trading .

From January 1, 2013 to June 30, 2013, the Company issued 117,470,173 shares of its common stock valued at $76,496 to retire convertible debt and accrued interest.

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

Date July 12 2013	Medisafe 1 Technologies Corp.

	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date July 12 2013	By:	/s/ Jacob Elhadad
	Name:	Jacob Elhadad
	Title:	President and Director
(Principal Executive Officer)

Date: July 12 2013	By:	/s/ Yisrael Gottlieb
	Name:	Yisrael Gottlieb
	Title:	Secretary and Director
(Principal Internal Accounting and Financial Officer)

